Form 10KSB
period 1996-12-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1997-04-01
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]  Annual  Report Pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
       For   the   fiscal  year  ended  December  31,   1996
Commission File No. 333-9809

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of
the Securities Exchange Act of 1934
     For the transition period from           to           .

              Health Builders International, Inc.
         (Name of small business issuer in its charter)

        Delaware                             87-0561634
State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)             Identification No.)

             2077 Elderberry Way, Sandy, Utah 84092
      (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code: (801) 553-8972

Securities registered under Section 12(b) of  the  Exchange
Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No

Check  if no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB. [   ]

The Issuer's revenues for its most recent fiscal year. $ 0.00

As  of  March,  1997, the aggregate market value  of  voting stock held by non-affiliates was not determinable because of
the  lack  of  published  market quotations.   (See  Item  5
herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1996: 2,000,000

                              PART I

Item 1.   Description of Business

     (a)  Business Development.

     Health Builders International, Inc. (the "Company") was recently incorporated under the laws of the State of Delaware on July 3, 1996. In connection with the organization of the Company, the founding shareholders of the Company contributed an aggregate of $10,000 cash to capitalize the Company in exchange for 2,000,000 shares of Common Stock.

      The Company then registered a public offering of its securities to raise funds with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-9809, which became effective November 26, 1996. Pursuant thereto the Company is offering to sell, on a "best efforts - minimum 250,000 shares - maximum 500,000 shares" basis, shares of its common stock to the public at $.20 per share in an attempt to raise gross proceeds of between $50,000 to $100,000. The offering has not been completed as of the date of filing this report. Proceeds are being escrowed pending receipt of the minimum offering amount within the stated offering period, which continues for up to 180 days from the effective date. Upon completion of the offering, the Company intends to use the net proceeds from this offering to provide the working capital necessary to commence business operations.

      The Company has not commenced business operations and is considered a development stage company. To date, activities have been limited to organizational matters and the preparation and filing of the registration statement. The Company has no significant assets, and is totally dependent upon the successful completion of this offering and receipt of the proceeds therefrom, of which there is no assurance, for the ability to commence its proposed business operations.

     (b)  Business of Company.

Proposed Business of the Company

      The Company was formed for the purpose of engaging in the business of providing training and other related services for multi level marketing representatives. The Company was formed to establish a training and distribution center for the development of multi-level marketing networks in the health and nutrition industry, to train and assist people involved in network marketing for various health and nutrition companies in recruiting, and also to provide customized mailing and fax services.

      The terms "multi level marketing" and "multi level marketing networks" refers to the type of marketing plan or system in which products are purchased from distributors, consultants or other authorized representatives of the products, and the purchasers or consumers of such products are permitted and encouraged to also become marketing representatives themselves, and solicit and recruit others to not only purchase the products but become marketing representatives, thus creating multiple layers or levels of marketing representatives in a network. This is also sometimes referred to as "network marketing." "Multi level marketing organizations" refers to companies, individuals and other entities and the networks thereof that are engaged in marketing products by use of such methods.

     The individual members of management of the Company are all involved in multi level marketing organizations, as distributors for various companies in the health and nutrition industry, which market their products through multi level or network marketing. Based on their experience with multi level marketing, management believes that a substantial need exists for training of multi level marketing representatives or distributors and potential recruits, to show them how to be more effective in recruiting others to become consumers and distributors of the products, and also to provide customized mailing and fax services to assist marketing representatives to recruit others on a mass solicitation basis.

      Management believes that some of the best companies within the multi level marketing industry are companies involved in the health and nutrition industry, taking advantage of the health wave that is taking place in North America. Management believes that the multi level marketing system is ideally suited to marketing health and nutrition products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most if not all of whom are also users of the products being marketed. The Company's business strategy is to capitalize on the increasing use of multi-level marketing by health and nutrition companies, by providing training services and otherwise assisting people to become successfully involved in multi-level marketing.

Marketing Methods

      Management intends to market the proposed products and services to be provided by the Company primarily to the distributors and other multi level marketing representatives in the sales downlines of the multi level marketing organizations which the members of management are affiliated with. Based on the number of marketing representatives currently in all the organizations which the individual members of management are affiliated with, this represents a pool of potential trainees and users of the services of the Company in excess of fifteen thousand people.

       The multi level marketing companies engaged in marketing health and nutrition products in which the members of management have distributorship organizations or are otherwise affiliated with include the following organizations: Body Wise International, Inc., a company in which Mr. Hall and his wife have a large distributorship organization with a sales downline comprising approximately 13,000 other distributors, which generates annual revenues of about $10 million; USANA, Inc., a company in which Mr. Hatch holds a distributorship organization with annual revenues of approximately $300,000 and a sales downline comprising approximately 8,000 other distributors; and Rexall Showcase, a multi level company in which Mr. Blackley holds a distributorship with a downline organization comprising approximately 50 other distributors. There are no formal or informal arrangements or agreements with Body Wise International, Inc., USANA, Inc., or Rexall Showcase to facilitate or complement the Company's business plan. Body Wise International, Inc. has its own line of twelve health, nutrition and athletic performance products. USANA, Inc. distributes its own line of 15-20 products related to health, nutrition and cosmetics. Rexall Showcase distributes its own line of over 100 products relating to health, nutrition, beauty aids, and other over the counter products.

      Management intends to direct its recruiting efforts on behalf of the Company toward this group of people, and will make them aware of the products and services of the Company through the personal, telephone, mailing and other contacts that regularly occur in the course of the multi level marketing conducted through these organizations. Management will use the opportunity of these contacts to solicit such persons on behalf of the Company to use the Company's products and services.

      Management believes that this arrangement will be mutually beneficial to the Company and themselves, in that the Company will benefit from the pool of potential recruits to its services, and these organizations will benefit from any improved marketing effectiveness of its members who use the Company's training and other services.

Products and Services

      An individual may join any one or more of the multi level marketing organizations sponsored by the members of management of the Company. This process usually consists of filling out an application form and paying an initial sign up fee. The purpose of the application is to create a written document which will, upon acceptance thereof, constitute a written contract outlining and defining the terms of the distributorship arrangement, and also to provide information for recordkeeping purposes. The initial fees vary from company to company and are usually intended to cover the nominal administrative cost of processing the application as well as the costs of sales kits or other promotional materials given to the person. Sales kits typically contain video and audio tape training materials, brochures and other printed materials with information about the products being sold, product pricing and ordering information, order forms, and information on being a sponsor or distributor. Sometimes fees may also be paid to purchase initial quantities of product from whatever multi level marketing company the applicant is going to sponsor or distribute the products of. Once an individual has joined, management will solicit such person to take advantage of the services to be provided by the Company, to help them succeed in multi level marketing by providing the following services:

     1. The Company has designed direct mail programs for each of the health and nutrition companies that the members of management are affiliated with as distributors. Each new member will be asked to provide a list of 50 to 100 names of acquaintances that the
     Company will mail an information package to. This can be done with or without using the name of the new member. The information packages will consist of at least a cover letter and a brochure, and may also consist of an audio and/or videotape.

     2. The Company will provide a voice mail system that the individuals receiving the information package will be asked to respond to. When they call the toll free number for additional information, they will hear a recorded message from a successful leader in that particular company. They will hear information about the products of that particular company and its associated multi level marketing program. The message will help them to understand the potential of true financial and time freedom that can be realized in the multi level marketing program that exists in that particular company, through becoming a distributor, sponsoring others as distributors and establishing a sizeable downline organization of distributors sponsored by or through them, that will generate substantial monthly revenues from product sales and pay the sponsoring distributor a portion of such revenues as income, typically ranging from 5% to 20% of product sales. They will then be asked to leave their name and phone number in order for someone to contact them personally.

     3. The Company will provide a fax on demand service that will also be made available to the contacts to receive additional information about the Company.

     4. After the initial information package has been sent and the screening process has taken place, the new member will then be contacted with the names of acquaintances who have responded positively and are seriously interested in the opportunity.

     5. The members of management will then make themselves available to help the new member contact those who have expressed an interest, on a 3 way conference call or in some instances in person, to solicit them to join the multi level marketing organization downline from the new member.

     6. The members of management will also provide weekly and monthly training seminars that will help the members learn how to motivate and work with their downline organizations (i.e., the distributors sponsored by or through them) as they are developing. These will be hands on seminars taught by people who have actually succeeded financially in the multi level marketing industry by developing sizeable downline organizations. The seminars will provide general information on how to develop motivational skills and skill in working with people to maintain and motivate a downline organization. Initially, these seminars will be held at the Company's address, but may in the future be scheduled at various other locations.

     7. The Company will also provide direct mail services for any type of promotion that members may want to use as their organizations mature.

     8. Computer profiling, metabolic profiles, fat testing and support groups will also be made available by or through the Company.

      Management presently intends to charge an annual membership fee of $49.95 to register and actively use the training and other services of the Company on an ongoing basis. The annual fee will be collected each year on the anniversary date of the client's initial sign up. If a person is also signing up as a new member of a multi level marketing organization at the same time, fees ranging from $40 to $100 approximately, may also be incurred to the multi level marketing company that the person joins. Other charges by the Company will be for the mass mailings, fax and other services provided by the Company, which will be charged for on an as used basis. Fees will be set in amounts necessary to recover the actual cost of materials and postage incurred for such services plus a profit of 10%- 20% to the Company. There will also be additional fees charged for computer profiling, metabolic profiles and counseling, fat testing, and ongoing support group participation for specific health concerns. and weight management.

Government Regulation

      Although the Company itself will not be engaged directly in multi level marketing of health and nutrition products for any company, the Company's business is directly related to and dependent on both the multi level marketing and health and nutrition industries, which are both subject to extensive regulations relating to, inter alia, product claims and marketing methods. As part of the process of training and otherwise assisting others to be effective as multi level marketing representatives, management of the Company must maintain an awareness of applicable regulatory requirements to avoid causing a violation of any such requirements.

      Multi Level Marketing. The multi level marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to multi level marketing organizations have a general purpose of ensuring that solicitation emphasizes product sales and that product sales are ultimately made to retail consumers (as opposed to other distributors) who consume the products, and that advancement within the multi level marketing structure is based on sales of the products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain jurisdictions there may be limits on the extent to which distributors may earn royalties on sales generated by distributors or consumers who were not directly sponsored by that distributor. Furthermore, many if not most jurisdictions have various statutes or regulations prescribing, proscribing or otherwise regulating various consumer sales practices. For instance, most states prohibit so called pyramid schemes, which are generally defined as sales programs in which payments are made or other consideration given in exchange for compensation or the right to receive compensation which is derived primarily from the introduction and recruiting of other persons into the program rather than from the sale of goods and services. In some instances, the emphasis placed in solicitation efforts and other marketing methods employed by distributors, including persons the Company trains or otherwise assists, could influence regulatory determinations of whether such regulatory requirements have been complied with.

      Product Claims and Advertising. Advertisements and claims made with respect to products, whether made by a multi level marketing company itself or by the multi level marketing distributors, are strictly regulated. With respect to health and nutrition companies, the products offered by such companies are generally formulated using only herbal or other natural ingredients classified by regulatory agencies such as the Food and Drug Administration as being safe for consumption without further pre-market clinical testing. A principal focus of regulations applicable to such products is to generally prohibit the making of therapeutic claims. The making of impermissible therapeutic claims by distributors, including persons the Company trains or otherwise assists, could result in reclassification subjecting products to stricter regulations, or other sanctions.

     Employees

      The Company presently has no salaried employees, but upon completion of the offering management anticipates the need to hire employees, including a full time secretary, part time Manager and other part time help. The part time manager will hire and supervise other employees, as needed, and will design, supervise and be responsible for the mailings and follow up systems of the Company as well as the administrative aspects of day to day operations, including accounting and recordkeeping functions. The officers of the Company will not be employed full time initially and will not receive a regular salary, wage or other cash compensation for their time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required.

Item 2.   Properties

     General.

      The Company presently has no office facilities but for the time being will use the home office facilities of Dee Hall, its President, in Sandy, Utah, on a rent free basis as its principal place of business. The Company will reimburse the officers and employees for any additional, out of pocket expenses reasonably and actually incurred on behalf of the Company. Management does not intend to seek other office arrangements immediately upon completion of the offering, but will seek such arrangements at such time in the future as the Company's business requires more extensive facilities, which is not anticipated in the immediate future. The Company may use a portion of any proceeds of its offering for such purpose, if and as needed.

Item 3.   Legal Proceedings.

      The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders.

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item 5.   Market  for  Common Equity and Related Stockholder
          Matters.

     (a)  Market information.

      The Company's public offering was not closed as of the date hereof and the Common Stock of the Company will not be eligible for trading in the over-the-counter market until that time.

     (b)  Holders.

      As of March 27, 1997, (prior to close of the public offering) there were only 4 record holders of the Company's
Common Stock.

     (c)  Dividends.

      The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.   Management's Discussion and Analysis  or  Plan  of
          Operation.

      The Company was incorporated on July 3, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities. The Company has no significant assets.

      Management's plan of operation for the next twelve months is first to raise funds from the offering. If the offering is successful, the Company intends to use the proceeds primarily to acquire office equipment, hire employees and cover the payroll costs and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses. The Company is totally dependent upon the successful completion of this offering and receipt of at least the minimum amount of proceeds therefrom, of which there is no assurance, for the ability to commence its intended business operations.

      Inasmuch as there is no assurance that the offering will be successful and that the Company will receive any net proceeds therefrom, the Company has not entered into any contractual commitments and will not do so unless and until the offering is completed. Therefore there is absolutely no assurance that the Company will be able, with the proceeds of the offering, to successfully commence proposed business operations. At this time, no assurances can be given with respect to the timing of commencement of operations or the length of time after commencement that it will be necessary to fund operations from proceeds of the offering.

      Depending on the total amount raised in the offering, management believes that the net proceeds from the offering will provide working capital for one to two years after commencement of operations, during which time management anticipates that the Company will begin generating sufficient revenues to cover ongoing expenses. However, there is absolutely no assurance of this. If the Company is unsuccessful, investors will have lost their money and management will not attempt to pursue further efforts with respect to such business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

Item 7.   Financial Statements.

     See attached Financial Statements and Schedules.

Item 8.   Changes  In and Disagreements With Accountants  on
          Accounting and Financial Disclosure.

      There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                            PART III

Item 9.   Directors,   Executive  Officers,  Promoters   and
          Control Persons; Compliance With Section 16(a) of the Exchange Act

     (a)  Identify Directors and Executive Officers.

      The following table sets forth the directors and executive officers of the Company, their ages, term served and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

Name of Director   Age   Term Served   Positions with Company

L. Dee Hall         51   Since inception   President, Treasurer &
                                           Director
Glen Hatch          60   Since inception   Vice President

Robert Blackley     60   Since inception   Secretary


      These  individuals  will serve as  management  of  the
Company.   A  brief  description  of  their  background  and
business experience is as follows:

      L. Dee Hall will serve as President, Treasurer and Director of the Company. He and his wife have been involved in network marketing for the past eight years, and have built multi-level marketing organizations in NuSkin International, Brite Music (Dee was National Sales Manager for Brite) and Body Wise International. They currently have a sales downline for over 13,000 people in Body Wise and Dee is a member of the Body Wise Executive Leadership Council. Their organization generated over $500,000 in revenues last year.

     Glen Hatch will serve as Vice President of the Company. He has been involved in direct sales for over 20 years and has established many successful sales organizations. He is currently the President of Camper World, Inc. Camper World is a membership organization that owns and maintains numerous RV campground sites in the Western U.S. that are available for use by members. He also has a large marketing organization in USANA, INC. and is a member of the USANA top ten (i.e. one of the top ten distributors in the entire USANA multi level marketing network, which has in excess of 100,000 distributors).

     Robert Blackley will serve as Secretary of the Company. He and his wife have built successful marketing organizations in NuSkin International, Santa Rosa Gold, Accelerated Financial and Body Wise, and have also been involved in real estate development for over ten years. They are currently directors in Rexall Showcase.

      The directors hold no directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     (b)  Identify Significant Employees.

     None other than the person previously identified.

     (c)  Family Relationships.

     None

     (d)  Involvement in Certain Legal Proceedings.

      Except as described hereinabove, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not subject to the provisions of Section
16(a).

Item 10.  Executive Compensation.

     The Company was only recently incorporated, has not yet
commenced   planned  operations  and  has   not   paid   any
compensation to its executive officers or director to date.

      Proposed Compensation. The officers of the Company will not be employed full time initially and will not receive a regular salary, wage or other cash compensation for their time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. The officers will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company.

Compensation of Directors

     None

Employment  Contracts  and  Termination  of  Employment  and
Change-in-Control Arrangements

      The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock by each director of the Company, each beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:


                                Amount and
                                Nature of      Percent
                   Title of     Beneficial       of     % After
Name and Address    Class       Ownership       Class   Offering

L. Dee Hall           Common    900,000 shares    45%      36%
2077 Elderberry Way
Sandy, UT 84092

Glen Hatch            Common    200,000 shares    10%       8%
263 E. 3900 S.
Salt Lake City, UT
84107

Robert Blackley       Common    200,000 shares     10%      8%
263 E. 3900 S.
Salt Lake City, UT
84107

All officers and      Common  1,300,000 shares     65%     52%
directors as a
group (3 persons)

Reed Jensen           Common    700,000 shares     35%     28%
4348 Butternut Road
Salt Lake City, UT
84124


      Prior to the sale of any Shares in the offering, these individuals are the only shareholders of the Company. After offering percentages are calculated assuming sale of all Shares in the offering. The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

Item 12.  Certain Relationships and Related Transactions.

      The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with the organization of the Company, its founding shareholders paid an aggregate of $10,000 cash to purchase 2,000,000 shares of Common Stock of the Company.
See "Principal Shareholders."

      It is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

      The Company presently has no office facilities but for the time being will use as its business address the home of Dee Hall on a rent free basis, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

      The Company has no formal written employment agreement or other contracts with its officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. Hall, will be available for any specific length of time in the future. Mr. Hall anticipates initially devoting up to approximately 20% of his time to the affairs of the Company, and the other officers intend to devote approximately 5% of their time to the Company. If and when the business operations of the Company increase and a more extensive time commitment is needed, Mr. Hall and the other officers are prepared to devote more time to the Company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with the Company would be determined if and when such arrangements become necessary.

      All of the officers are presently involved personally or through controlled entities in large multi-level marketing organizations or networks with extensive sales downlines comprising thousands of people who distribute the health and nutrition products of various companies engaged in such business. See "Business - Marketing Methods." Management intends to recruit people in these networks as potential trainees and users of the Company's products and services. Management believes that this arrangement will be mutually beneficial to the Company and themselves, in that the Company will benefit from the pool of potential recruits to its services, and these organizations will benefit from any improved marketing effectiveness of its members who use the Company's training and other services.

Conflicts of Interest

      Other than as described herein the Company is not expected to have significant further dealings with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with an unrelated third person. Presently no officer or director of the Company has any transactions which they contemplate entering into with the Company, aside from the matters described herein.

      Management will attempt to resolve any conflicts of interest that may arise in favor of the Company. Failure to do so could result in fiduciary liability to management.

Indemnification and Limitation of Liability

       The general corporation law of Delaware permits provisions in the articles, by-laws or resolutions approved by shareholders which limit liability of directors and officers for breach of fiduciary duty to certain specified circumstances, namely, breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director or officer derives an improper personal benefit. The Company's by-laws indemnify its officers and directors to the full extent permitted by Delaware law. The by-laws with these exceptions eliminate any personal liability of an officer or director to the Company or its shareholders for monetary damages for the breach of fiduciary duty and there fore an officer or director cannot be held liable for damages to the Company or its shareholders for gross negligence or lack of due care in carrying out his or her fiduciary duties. The Company's Articles provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law. Delaware law permits indemnification if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he or she successfully defends himself or herself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K.

       (a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.

                       SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH BUILDERS INTERNATIONAL, INC.



By:     /s/ L. Dee Hall                    Date:  March 28, 1997
     L. Dee Hall, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ L. Dee Hall                     Date:  March 28, 1997
     L. Dee Hall, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports  Filed
Pursuant  to  Section  15(d) of  the  Exchange  Act  by  Non
Reporting Issuers

No annual report or proxy statement has been sent to security holders.

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]

                    FINANCIAL STATEMENTS

                      DECEMBER 31, 1996

























               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]




                          CONTENTS

                                                          PAGE

        _  Independent Auditors' Report                     1


        _  Balance Sheet, December 31, 1996                 2


        _  Statement of Operations, from inception
             on July 3, 1996 through December 31, 1996      3


        _  Statement of Stockholders' Equity,
             from inception on July 3, 1996 through
             December 31, 1996                              4


        _  Statement of Cash Flows, from inception
             on July 3, 1996 through December 31, 1996      5


        _  Notes to Financial Statements                6 - 7

                  PRITCHETT, SILER & HARDY, P.C.
                      430 EAST 400 SOUTH
                   SALT LAKE CITY, UTAH 84111



                  INDEPENDENT AUDITORS' REPORT



Board of Directors
HEALTH BUILDERS INTERNATIONAL, INC.
Sandy, Utah

We have audited the accompanying balance sheet of Health Builders International, Inc. [a development stage company] at December 31, 1996, and the related statements of operations, stockholders' equity and cash flows from inception on July 3, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Health Builders International, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period from inception through December 31, 1996, in conformity with generally accepted accounting principles.


/S/ PRITCHETT, SILER & HARDY, P.C.

March 13, 1997

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                          BALANCE SHEET



                             ASSETS


                                                      December 31,
                                                          1996
                                                    _____________
CURRENT ASSETS:
  Cash in bank                                          $   2,603
                                                      ___________

OTHER ASSETS:
  Organizational costs, net                                   917
  Deferred stock offering costs                             6,370
                                                      ___________
        Total Other Assets                              $   7,287
                                                      ___________
                                                        $   9,890
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                      $      69
                                                      ___________
        Total Current Liabilities                              69
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                            8,000
  Deficit accumulated during the
    development stage                                       (179)
                                                      ___________
        Total Stockholders' Equity                          9,821
                                                      ___________
                                                        $   9,890
                                                      ___________



The accompanying notes are an integral part of this financial statement.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]


                     STATEMENT OF OPERATIONS



                                             From Inception
                                              on July 3,
                                              1996 Through
                                           December 31, 1996
                                           _________________

REVENUE                                          $      -
                                             _____________

EXPENSES:
  General and administrative                          179
                                             _____________

LOSS BEFORE INCOME TAXES                             (179)

CURRENT TAX EXPENSE                                     -

DEFERRED TAX EXPENSE                                    -
                                             _____________

NET LOSS                                         $   (179)
                                             _____________

LOSS PER COMMON SHARE                            $   (.00)
                                             _____________

















The accompanying notes are an integral part of this financial statement.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON JULY 3, 1996

                    THROUGH DECEMBER 31, 1996

                                                               Deficit
                                                              Accumulated
             Preferred Stock   Common Stock       Capital in  During the
           ______________________________________  Excess of  Development
              Shares   Amount  Shares  Amount      Par Value     Stage
           _______________________________________________________________

BALANCE,
July 3,
 1996            -   $    -        -    $    -       $    -     $     -

Issuance
of 2,000,000
shares common
stock for cash,
July 17, 1996
at $.005 per
share            -        -   2,000,000   2,000         8,000         -

Net loss for
the period
ended December
31, 1996         -        -       -          -            -       (179)
           _______________________________________________________________
BALANCE,
December
31, 1996         -    $  -    2,000,000  $2,000        $8,000   $ (179)
           _______________________________________________________________
































The accompanying notes are an integral part of this financial statement.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                     STATEMENT OF CASH FLOWS

                                               From Inception
                                                on July 3,
                                                1996 Through
                                             December 31, 1996
                                             __________________
Cash Flows from Operating Activities:
  Net loss                                            $  (179)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Amortization expense                                  83
     Increase in accounts payable                          69
                                              ________________
        Net Cash Flows to Operating
          Activities                                      (27)
                                              ________________
Cash Flows from Investing Activities                        -
  Payments for organization costs                      (1,000)
                                              ________________
        Net Cash to Investing Activities               (1,000)
                                              ________________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance                  10,000
  Payment of stock offering costs                      (6,370)
                                              ________________
        Net Cash from Financing
          Activities                                    3,630
                                              ________________
Net Increase in Cash                                    2,603

Cash at Beginning of Period                                 -
                                              ________________
Cash at End of Period                                $  2,603
                                              ________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                    $        -
    Income taxes                                $        -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended December 31, 1996:
     None






The accompanying notes are an integral part of this financial statement.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on July 3, 1996. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of establishing a training and distribution center for the development of multi-level marketing networks in the health and nutrition industry, to train and assist people involved in network marketing for various health and nutrition companies in recruiting, and also to provide customized mailing and fax services. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

NOTE 2 - CAPITAL STOCK

  Common  Stock  -  During  July,  1996,  in  connection  with  its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.005 per share).

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1996.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1996 there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management   Compensation  -  The  Company  has  not   paid   any
  compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.

NOTE 6 - SUBSEQUENT EVENTS

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 500,000 shares of its previously authorized but unissued common stock. The Company has filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $.20 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has incurred stock offering costs of $6,370 as of December 31, 1996, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering.