Form 10QSB
period 1997-03-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1997-05-21
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER:  333-9809


               HEALTH BUILDERS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


      Delaware                                     87-0561634
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)



             2077 Elderberry Way, Sandy, Utah 84092
            (Address of principal executive offices)

                         (801) 553-8972
      (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1997:  2,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]

             UNAUDITED CONDENSED BALANCE SHEETS



                           ASSETS


                                     March 31,    December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $   491     $  2,603
                                    ___________  ___________


OTHER ASSETS:
  Organizational costs, net                 867          917
  Deferred Stock offering costs           7,349        6,370
                                    ___________  ___________

   Total Other Assets                     8,216        7,287
                                    ___________  ___________

                                      $   8,707     $  9,890
                                    ___________  ___________

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        1,804           69
                                    ___________  ___________

        Total Current Liabilities         1,804           69
                                    ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                            2,000        2,000
  Capital in excess of par value          8,000        8,000
  Deficit accumulated during the
    development stage                   (3,097)        (179)
                                    ___________  ___________
        Total Stockholders' Equity        6,903        9,821
                                    ___________  ___________
                                      $   8,707     $  9,890
                                    ___________  ___________

NOTE:   The balance sheet at December 31, 1996 was taken
     from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these
                    financial statements.

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]


        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                              From Inception
                             For the Three     on July 3,
                              Months Ended     1996 Through
                             March 31, 1997   March 31, 1996
                          _________________  _______________

REVENUE                       $         -        $      -
                          _________________  _______________

EXPENSES:
  General and administrative        2,918           3,097
                          _________________  _______________

LOSS BEFORE INCOME TAXES           (2,918)         (3,097)

CURRENT TAX EXPENSE                     -               -

DEFERRED TAX EXPENSE                    -               -
                          _________________  _______________

NET LOSS                      $    (2,918)       $ (3,097)
                          _________________  _______________

LOSS PER COMMON SHARE         $       (.00)     $    (.00)
                          _________________  _______________

















The accompanying notes are an integral part of this financial statement.

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]

        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                      From Inception
                                    For the Three       on July 3,
                                     Months Ended      1996 Through
                                    March 31, 1997    March 31, 1997
                                   ________________  _________________
Cash Flows from Operating
 Activities:
  Net loss                         $    (2,918)       $      (3,097)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Amortization expense                   50                  133
     Increase in accounts payable        1,735                1,804
                                  ________________  __________________
        Net Cash Flows to Operating
          Activities                    (1,133)              (1,160)
                                  ________________  __________________
Cash Flows from Investing Activities
  Payments for organization costs            -               (1,000)
                                  ________________  __________________
        Net Cash to Investing
          Activities                         -               (1,000)
                                  ________________  __________________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                                  -               10,000
  Payment of stock offering
   costs                                  (979)              (7,349)
                                  ________________  __________________
        Net Cash from Financing
          Activities                      (979)               2,651
                                  ________________  __________________
Net Increase in Cash                    (2,112)                 491

Cash at Beginning of Period              2,603                    -
                                  ________________  __________________
Cash at End of Period              $       491        $         491
                                  ________________  __________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                       $         -    $      -
    Income taxes                   $         -    $      -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended March 31, 1997:
     None






The accompanying notes are an integral part of this financial statement.

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operation results for the full year.

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

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined b7 the Board of Directors. No shares are issued and outstanding at March 31, 1996.

             HEALTH BUILDERS INTERNATIONAL, INC.
                [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 1997 there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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

NOTE 6 - STOCK OFFERING

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 500,000 shares of its previously authorized but unissued common stock. The Company has filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $.20 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has incurred stock offering costs of $7,349 as of March 31, 1997, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 3, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. The Company has no significant assets. To date, activities have been limited to organizational matters and the preparation and filing of a registration statement to register a public offering of its securities. As of the date hereof, the Company has not sold any securities pursuant to the prospectus included in such registration statement. The current offering period is scheduled to expire May 25, 1997. If at least the minimum offering amount is not received by May 25, 1997, any funds received from subscribers will be promptly refunded without interest or deduction. In such event, the Company may, in the discretion of management, file an amendment to such registration statement to update the prospectus and extend the offering for an additional period beyond May 25, 1997. However, there is no assurance of this.

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


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Change in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Health Builders International, Inc.



Date:  May 20, 1997           by:  /S/ L. Dee Hall
                                   L. Dee Hall, President