Form 10QSB
period 1997-06-30
HEALTH BUILDERS INTERNATIONAL INC
filed 1997-08-19
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June 30, 1997: 2,000,000

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS



                             ASSETS


                                      June 30,    December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $    34     $  2,603
                                    ___________  ___________


OTHER ASSETS:
  Organizational costs, net                 817          917
  Deferred Stock offering costs           7,349        6,370
                                    ___________  ___________

   Total Other Assets                     8,166        7,287
                                    ___________  ___________

                                      $   8,200     $  9,890
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        1,860           69
                                    ___________  ___________

        Total Current Liabilities         1,860           69
                                    ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                            2,000        2,000
  Capital in excess of par value          8,000        8,000
  Deficit accumulated during the
    development stage                    (3,660)        (179)
                                    ___________  ___________
        Total Stockholders'
          Equity (Deficit)                6,340        9,821
                                    ___________  ___________
                                      $   8,200     $  9,890
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

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three   For the Six From  Inception
                           Months Ended    Months Ended on    July 3,
                             June 30,        June 30,      1996 Through
                       __________________________________    June 30,
                           1997    1996     1997     1996      1997
                       ________________________________________________
REVENUE:
  Sales                  $    -  $    -   $    -  $    -    $     -
                       ________________________________________________
EXPENSES:
  General and
   administrative           563       -    3,481       -      3,660
                       ________________________________________________

LOSS BEFORE INCOME TAXES   (563)      -   (3,481)      -     (3,660)

CURRENT TAX EXPENSE           -       -        -       -          -

DEFERRED TAX EXPENSE          -       -        -       -          -
                       ________________________________________________

NET LOSS                 $ (563)  $   -  $(3,481) $    -    $(3,660)
                       ________________________________________________

LOSS PER COMMON SHARE    $ (.00)  $(.00) $  (.00) $ (.00)   $  (.00)
                       ________________________________________________




















 The accompanying notes are an integral part of these financial statements.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                    For the Six      From Inception
                                    Months Ended      on July 3,
                                      June 30,        1996 Through
                            ________________________    June 30,
                                1997        1996        1997
                            _______________________________________
Cash Flows to Operating
  Activities:
  Net loss                  $  (3,481)    $      -     $ (3,660)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
     Depreciation and
       amortization               100            -          183
     Changes in assets and
      liabilities:
        Accounts payable        1,791            -       1,,860
                            _______________________________________
        Net Cash Flows to
         Operating
         Activities            (1,590)           -       (1,617)
                            _______________________________________
Cash Flows to Investing
  Activities:
  Payment of organization
   costs                            -            -       (1,000)
                            _______________________________________
        Net Cash to
         Investing Activities       -            -       (1,000)
                            _______________________________________
Cash Flows from Financing
 Activities:
  Proceeds from common
   stock issuance                   -            -       10,000
  Payments for stock
   offering costs                (979)           -       (7,349)
                            _______________________________________
        Net Cash from
         Financing
         Activities              (979)           -        2,651
                            _______________________________________
Net Increase (Decrease) in
 Cash                          (2,569)           -           34

Cash at Beginning of Period     2,603            -            -
                            _______________________________________
Cash at End of Period         $    34      $     -     $     34
                            _______________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                    $       -     $    -    $       -
    Income taxes                $       -    $     -    $       -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 1997 and 1996:
     None






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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operation results for the full year.

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

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 1997.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1997 there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management   Compensation  -  The  Company  has  not   paid   any
  compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by its planned operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - STOCK OFFERING

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 500,000 shares of its previously authorized but unissued common stock. The Company has filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $.20 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has incurred stock offering costs of $7,349 as of June 30, 1997, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 3, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. The Company has no significant assets. To date, activities have been limited to organizational matters and the preparation and filing of a registration statement to register a public offering of its securities. As of the date hereof, the Company has not sold any securities pursuant to the prospectus included in such registration statement. The current offering period is scheduled to expire August 25, 1997. If at least the minimum offering amount is not received by August 25, 1997, any funds received from subscribers will be promptly refunded without interest or deduction. In such event, the Company may, in the discretion of management, file an amendment to such registration statement to update the prospectus and extend the offering for an additional period beyond August 25, 1997. However, there is no assurance of this.

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

                              Health Builders International, Inc.



Date:  August 14, 1997           By:  /S/ L. Dee Hall
                                      L. Dee Hall, President