Form 10QSB
period 1997-09-30
HEALTH BUILDERS INTERNATIONAL INC
filed 1997-10-24
CIK 1020669

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1997

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1997:  2,305,500

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     See attached.

Item 2:  Management's Discussion & Analysis or Plan of
Operations

     The Company was incorporated on July 3, 1996.  The
Company has not yet generated any revenues from operations and is considered a development stage company. The Company has no significant assets. To date, activities have been limited to organizational matters and the preparation and filing of a registration statement to register a public offering of its securities. Pursuant thereto, the Company sold 305,500 shares of its common stock and raised gross proceeds of $61,100.

     Management's plan of operation for the next twelve months is to use the proceeds from the offering primarily to acquire office equipment, hire employees and cover the payroll costs and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses. The Company is totally dependent upon the funds raised in this offering for the ability to fully commence its intended business operations.

     There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to successfully commence proposed business operations. At this time, no assurances can be given with respect to the or the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering.

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

                              Health Builders International, Inc.



Date:  October 23, 1997        by:   /s/ L. Dee Hall
                                   L. Dee Hall, President

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS



                             ASSETS


                                   September 30,  December 31,
                                        1997          1996
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $48,146     $  2,603
                                    ___________  ___________


OTHER ASSETS:
  Organizational costs, net                 767          917
  Deferred stock offering costs               -        6,370
                                    ___________  ___________

   Total Other Assets                       767        7,287
                                    ___________  ___________

                                      $  48,913     $  9,890
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        1,295           69
                                    ___________  ___________

        Total Current Liabilities         1,295           69
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 and 2,000,000 shares
   issued and outstanding at 1997
   and 1996                               2,306        2,000
  Capital in excess of par value         50,068        8,000
  Deficit accumulated during the
    development stage                   (4,756)        (179)
                                    ___________  ___________
        Total Stockholders' Equity       47,618        9,821
                                    ___________  ___________
                                      $  48,913     $  9,890
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

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Nine     From Inception
                           Months Ended     Months Ended     on July 3,
                          September 30,   September 30, 1996  Through
                       __________________  _______________   September 30,
                           1997    1996     1997     1996    1997
                       _________  _______  ______  _______   _______
REVENUE:
  Sales                   $    - $      -  $    -  $     -   $    -
                       _________  _______  ______  _______   ______
EXPENSES:
  General and
    administrative         1,096      60    4,577      60     4,756
                       _________  _______  ______  ________  ______

LOSS BEFORE INCOME TAXES (1,096)     (60)  (4,577)    (60)   (4,756)

CURRENT TAX EXPENSE            -        -        -       -         -

DEFERRED TAX EXPENSE           -        -        -       -         -
                       _________  _______  _______  _______   _______

NET LOSS                 $(1,096) $(60)   $(4,577)  $ (60)   $(4,756)
                       _________  _______  _______  ______    _______

LOSS PER COMMON SHARE    $(.00)   $ (.00)  $(.00)  $ (.00)    $ (.00)
                       _________  _______  _______  ______     ______




















 The accompanying notes are an integral part of these financial statements.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Nine     From Inception
                                         Months Ended      on July 3,
                                        September 30,      1996 Through
                                   _____________________  September 30,
                                       1997        1996        1997
                                  ____________  _________  ___________
Cash Flows to Operating Activities:
  Net loss                            $(4,577)    $(60)      $ (4,756)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Depreciation and amortization         150         33          233
     Changes in assets and liabilities:
        Accounts payable               (1,048)          -        1,295
                                 ______________  ________   __________
        Net Cash Flows to Operating
          Activities                   (5,475)       (27)      (3,228)
                                 ______________  ________  ___________
Cash Flows to Investing Activities:
  Payment of organization costs              -    (1,000)      (1,000)
                                 _____________  _________  ___________
        Net Cash to Investing Activities     -    (1,000)      (1,000)
                                 ______________  ________  ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance     61,100   10,000       71,100
  Payments for stock offering costs     (10,082)  (5,650)     (17,431)
                                 _____________  _________  ___________
        Net Cash from Financing
          Activities                    51,018      4,350       53,669
                                 _____________  _________  ___________
Net Increase (Decrease) in Cash         45,543      3,323       48,146

Cash at Beginning of Period              2,603          -            -
                                 _____________  _________  ___________
Cash at End of Period                $  48,146    $ 3,323    $  48,146
                                 _____________  _________  ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                            $    -     $    -       $  -
    Income taxes                        $    -     $    -       $  -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 1997:
     Stock offering costs of $1,295 have been accrued into accounts payable at September 30, 1997.

  For the period ended September 30, 1996:
     Stock offering costs of $720 have been accrued into accounts payable at September 30, 1996.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

  Public Offering of Common Stock - The Company made a public offering of 305,500 shares of its previously authorized but unissued common stock. The Company filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission in accordance with the Securities Act of 1933 as amended. An offering price of $.20 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by an officer of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company incurred stock offering costs of $18,726 which have been netted against the proceeds of the public stock offering (reduction in capital in excess of par).

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

  Common  Stock  -  During  July,  1996,  in  connection  with  its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.005 per share).

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 1997.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1997 there were no material deferred tax assets or liabilities, current or deferred tax expense, or net operating loss carryforwards.

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