Form 10KSB
period 1997-12-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1998-04-15
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
Commission File No. 333-9809

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from           to           .

            Health Builders International, Inc.
      (Name of small business issuer in its charter)

     Delaware                                          87-0561634
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization	                        Identification No.)

             2077 Elderberry Way, Sandy, Utah 84092
      (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 553-8972


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

As of March, 1998, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published market quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1997: 2,305,500

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

     The Company then registered a public offering of its securities to raise funds with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-9809, which became effective November 26, 1996. Pursuant thereto the Company offered on a "best efforts - minimum 250,000 shares - maximum 500,000 shares" basis, shares of its common stock to the public at $.20 per share. The offering was completed in September, 1997, with the sale of 305,500 shares which raised gross proceeds of $61,100. Upon completion of the offering, the Company began to use the net proceeds from this offering to provide the working capital necessary to commence business operations.

     The Company only recently commenced business operations and is still considered a development stage company. To date, activities have been limited to organizational matters and the preparation and filing of the registration statement and completion of the public offering. The Company has no significant assets other than the net proceeds from the offering, and is totally dependent upon the proceeds therefrom, for the ability to develop its proposed business operations.

(b)  Business of Company.

Proposed Business of the Company

     The Company was formed for the purpose of engaging in the business of providing training and other related services for multi level marketing representatives. The Company was formed to establish a training and distribution center for the development of multi-level marketing networks, to train and assist people involved in network marketing for various companies in recruiting, and also to provide customized mailing and fax services. The Company's initial focus was in the health and nutrition industry, working with health and nutrition companies engaged in multi level marketing, but its focus has since shifted into multi level marketing in other lines of business such as telecommunications.

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

     The individual members of management of the Company are all involved in multi level marketing organizations, as distributors for various companies which market their products through multi level or network marketing. Based on their experience with multi level marketing, management believes that a substantial need exists for training of multi level marketing representatives or distributors and potential recruits, to show them how to be more effective in recruiting others to become consumers and distributors of the products, and also to provide customized mailing and fax services to assist marketing representatives to recruit others on a mass solicitation basis.

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

Products and Services

     An individual may join any one or more of the multi level marketing organizations sponsored by the members of management of the Company. This process usually consists of filling out an application form and paying an initial sign up fee. The purpose of the application is to create a written document which will, upon acceptance thereof, constitute a written contract outlining and defining the terms of the distributorship arrangement, and also to provide information for recordkeeping purposes. The initial fees vary from company to company and are usually intended to cover the nominal administrative cost of processing the application as well as the costs of sales kits or other promotional materials given to the person. Sales kits typically contain video and audio tape training materials, brochures and other printed materials with information about the products being sold, product pricing and ordering information, order forms, and information on being a sponsor or distributor. Sometimes fees may also be paid to purchase initial quantities of product from whatever multi level marketing company the applicant is going to sponsor or distribute the products of. Once an individual has joined, management will solicit such person to take advantage of the services to be provided by the Company, to help them succeed in multi level marketing by providing the following services:


     1. The Company has designed direct mail programs for each of the companies that the members of management are affiliated with as distributors. Each new member will be asked to provide a list of 50 to 100 names of acquaintances that the Company will mail an information package to. This can be done with or without using the name of the new member. The information packages will consist of at least a cover letter and a brochure, and may also consist of an audio and/or videotape.

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


     Management presently intends to charge an annual membership fee of $49.95 to register and actively use the training and other services of the Company on an ongoing basis. The annual fee will be collected each year on the anniversary date of the client's initial sign up. If a person is also signing up as a new member of a multi level marketing organization at the same time, fees ranging from $40 to $100 approximately, may also be incurred to the multi level marketing company that the person joins. Other charges by the Company will be for the mass mailings, fax and other services provided by the Company, which will be charged for on an as used basis. Fees will be set in amounts necessary to recover the actual cost of materials and postage incurred for such services plus a profit of 10%-20% to the Company. There will also be additional fees charged for computer profiling, metabolic profiles and counseling, fat testing, and ongoing support group participation for specific health concerns. and weight management.

Government Regulation

     The Company's business is directly related to and dependent on the multi level marketing industry, which is subject to extensive regulations relating to, inter alia, product claims and marketing methods. As part of the process of training and otherwise assisting others to be effective as multi level marketing representatives, management of the Company must maintain an awareness of applicable regulatory requirements to avoid causing a violation of any such requirements.

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

     Product Claims and Advertising. Advertisements and claims made with respect to products, whether made by a multi level marketing company itself or by the multi level marketing distributors, are strictly regulated. The making of impermissible claims by distributors, including persons the Company trains or otherwise assists, could result in reclassification subjecting products to stricter regulations, or other sanctions.

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

     (a)  Market information.

     The Common Stock of the Company is eligible for trading in the over-the-counter market and is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers ("NASD") under the symbol "HBII". Trading did not commence until December of 1997, on a limited and sporadic basis, at a bid price quotation of $.25. Such price quotations represent interdealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     (b)  Holders.

     As of April 9, 1998, there were approximately 55 record holders of the Company's Common Stock.


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
Operation.

     The Company was incorporated on July 3, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, and completion of the public offering. The Company has no other significant assets.

     Management's plan of operation for the next twelve months is to use the offering proceeds primarily to acquire office equipment, hire employees and cover the payroll costs and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses. The Company is totally dependent upon the offering proceeds for the ability to commence its intended business operations.

     There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to successfully develop its proposed business. At this time, no assurances can be given with respect to the length of time after commencement that it will be necessary to fund operations from proceeds of the offering.

     Management believes that the net proceeds from the offering will provide working capital for one to two years, during which time management anticipates that the Company will begin generating sufficient revenues to cover ongoing expenses. However, there is absolutely no assurance of this. If the Company is unsuccessful, investors will have lost their money and management will not attempt to pursue further efforts with respect to such business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what
direction the Company will pursue, if any.   However, the Company
presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

Name of Director  Age    Term Served      Positions with Company

L. Dee Hall       52     Since inception  President, Treasurer & Director

Glen Hatch        61     Since inception  Vice President

Robert Blackley   61     Since inception  Secretary

     These individuals serve as management of the Company. A brief description of their background and business experience is as follows:

     L. Dee Hall serves as President, Treasurer and Director of the Company. He and his wife have been involved in network marketing for the past eight years, and have built multi-level marketing organizations in NuSkin International, Brite Music (Dee was National Sales Manager for Brite) and Body Wise International.
They currently have a sales downline for over 13,000 people in Body Wise and Dee is a member of the Body Wise Executive Leadership Council. Their organization generated over $500,000 in revenues last year.

     Glen Hatch serves as Vice President of the Company. He has been involved in direct sales for over 20 years and has established many successful sales organizations. He is currently the President of Camper World, Inc. Camper World is a membership organization that owns and maintains numerous RV campground sites in the Western U.S. that are available for use by members. He also has a large marketing organization in USANA, INC. and is a member of the USANA top ten (i.e. one of the top ten distributors in the entire USANA multi level marketing network, which has in excess of 100,000 distributors).

     Robert Blackley serves as Secretary of the Company. He and his wife have built successful marketing organizations in NuSkin International, Santa Rosa Gold, Accelerated Financial and Body Wise, and have also been involved in real estate development for over ten years. They are currently directors in Rexall Showcase.

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


Compensation of Directors

     None

Employment Contracts and Termination of Employment and Change-in-
Control Arrangements


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



                                       Amount and Nature
                                       of Beneficial        Percent
Name and Address      Title of Class   Ownership            of Class

L. Dee Hall           Common            900,000 shares      39%
2077 Elderberry Way
Sandy, UT 84092

Glen Hatch            Common            200,000 shares      9%
263 E. 3900 S.
Salt Lake City, UT
84107

Robert Blackley       Common            200,000 shares      9%
263 E. 3900 S.
Salt Lake City, UT
84107

All officers and      Common           1,300,000 shares     56%
directors as a
group (3 persons)

Reed Jensen           Common            700,000 shares      30%
4348 Butternut Road
Salt Lake City, UT
84124

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

Indemnification and Limitation of Liability


     The general corporation law of Delaware permits provisions in the articles, by-laws or resolutions approved by shareholders which limit liability of directors and officers for breach of fiduciary duty to certain specified circumstances, namely, breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director or officer derives an improper personal benefit. The Company's by-laws indemnify its officers and directors to the full extent permitted by Delaware law. The by-laws with these exceptions eliminate any personal liability of an officer or director to the Company or its shareholders for monetary damages for the breach of fiduciary duty and therefore an officer or director cannot be held liable for damages to the Company or its shareholders for gross negligence or lack of due care in carrying out his or her fiduciary duties. The Company's Articles provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law. Delaware law permits indemnification if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he or she successfully defends himself or herself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1997.


                          SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH BUILDERS INTERNATIONAL, INC.



By:     /s/ L. Dee Hall                     Date:  April 10, 1998
L. Dee Hall, President, Treasurer and sole Director
Chief Executive Officer and
Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ L. Dee Hall                      Date:  April 10, 1998
L. Dee Hall, President, Treasurer and sole Director
Chief Executive Officer and
Chief Financial Officer





Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non Reporting
Issuers

No annual report or proxy statement has been sent to security holders.

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]

                                FINANCIAL STATEMENTS

                             DECEMBER 31, 1997 AND 1996

























                     PRITCHETT, SILER & HARDY, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS

                  HEALTH BUILDERS INTERNATIONAL, INC.
                     [A Development Stage Company]




                             CONTENTS

                                                           PAGE

        -       Independent Auditors' Report                  1


        -       Balance Sheets, December 31, 1997 and 1996    2


        -       Statements of Operations, for the years
                ended December 31, 1997 and 1996 and from
                inception on July 3, 1996 through December
                31, 1997                                      3


        -       Statement of Stockholders' Equity,  from
                inception on July 3, 1996 through
                December 31, 1997                             4


        -       Statements of Cash Flows, for the years
                ended December 31, 1997 and 1996 and from
                inception on July 3, 1996 through December
                31, 1997                                      5


        -       Notes to Financial Statements             6 - 8

                   PRITCHETT, SILER & HARDY, P.C.
                       430 East 400 South
                    Salt Lake City, Utah 84111
                         (801) 328-2727



                    INDEPENDENT AUDITORS' REPORT



Board of Directors
HEALTH BUILDERS INTERNATIONAL, INC.
Sandy, Utah

We have audited the accompanying balance sheets of Health Builders International, Inc. [a development stage company] at December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and for the period from inception on July 3, 1996 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Health Builders International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from inception through December 31, 1997, in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy, P.C.

February 20, 1998

                   HEALTH BUILDERS INTERNATIONAL, INC.
                      [A Development Stage Company]

                             BALANCE SHEET

                               ASSETS
			                                  December 31,
                                                  ___________________________
                                                      1997          1996
                                                  ____________   ____________
CURRENT ASSETS:
     Cash in bank                                   $   17,076     $    2,603
     Certificate of deposit - held to maturity          20,096              -
                                                  ____________   ____________
          Total Current Assets                          37,172          2,603
                                                  ____________   ____________

PROPERTY AND EQUIPMENT, net                                368              -
                                                  ____________   ____________

OTHER ASSETS:
     Organizational costs, net                             717            917
     Deferred stock offering costs                          -           6,370
                                                  ____________   ____________
          Total Other Assets                               717          7,287
                                                  ____________   ____________
                                                    $   38,257     $    9,890
                                                  ____________   ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                               $    1,298     $       69
                                                  ____________   ____________
          Total Current Liabilities                      1,298             69
                                                  ____________   ____________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
       500,000 shares authorized,
       no shares issued and outstanding                      -              -
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       2,305,500 and 2,000,000 shares
       issued and outstanding in 1997 and 1996           2,306          2,000
     Capital in excess of par value                     50,706          8,000
       Deficit accumulated during the
       development stage                              (16,053)          (179)
                                                  ____________   ____________
          Total Stockholders' Equity                    36,959          9,821
                                                  ____________   ____________
                                                    $   38,257     $    9,890
                                                  ____________   ____________

   The accompanying notes are an integral part of these financial statements.

                    HEALTH BUILDERS INTERNATIONAL, INC.
                      [A Development Stage Company]


                         STATEMENT OF OPERATIONS



                                                               From Inception
                                       For the Year Ended      on July 3,1996
                                          December 31,          1996 Through
                                     ______________________     December 31,
                                        1997         1996          1997
                                     __________   __________   ___________
REVENUE	                        $        -   $        -   $         -
                                     __________   __________   ___________

EXPENSES:
     General and administrative          16,027           179        16,206
                                      __________   __________   ___________

INCOME (LOSS) FROM OPERTAIONS           (16,027)        (179)      (16,206)

OTHER INCOME:
     Interest                                153            -           153
                                      __________   __________   ___________

LOSS BEFORE INCOME TAXES                (15,874)        (179)      (16,053)

CURRENT TAX EXPENSE                            -            -             -

DEFERRED TAX EXPENSE                           -            -             -
                                      __________   __________   ___________
NET LOSS                              $ (15,874)   $    (179)   $  (16,053)
                                      __________   __________   ___________
LOSS PER COMMON SHARE                 $    (.01)   $    (.00)   $     (.01)
                                      __________   __________   ___________














   The accompanying notes are an integral part of these financial statements.

                     HEALTH BUILDERS INTERNATIONAL, INC.
                       [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON JULY 3, 1996

                         THROUGH DECEMBER 31, 1997



                                                                     Deficit
                                                                     Accumulated
               Preferred Stock      Common Stock          Capital in During the
               ____________________ _____________________ Excess of  Development
                Shares     Amount   Shares       Amount   Par Value  Stage
               __________ _________ ___________ _________ __________ ___________
BALANCE, July
  3, 1996               - $       -           - $       - $        - $         -

Issuance of
 2,000,000
 shares
 common stock
 for cash,
 July 17, 1996
 at $.005
 per share              -         -   2,000,000     2,000      8,000           -

Net loss for
 the period
 ended December
 31, 1996               -         -           -         -          -       (179)
               __________ _________ ___________ _________ __________ ___________
BALANCE, December
 31, 1996               -         -   2,000,000	    2,000      8,000       (179)

Issuance of
 305,500 shares
 common stock for
 cash, September
 15, 1997 at $.20
 per share, net
 of $18,088 in
 offering costs	        -         -     305,500       306     42,706       -

Net loss for the
 year ended
 December 31, 1997      -         -           -         -          -    (15,874)
               __________ _________ ___________ _________ __________ ___________
BALANCE, December
 31, 1997               - $       -   2,305,500 $   2,306 $   50,706 $  (16,053)
               __________ _________ ___________ _________ __________ ___________















    The accompanying notes are an integral part of these financial statements.

                       HEALTH BUILDERS INTERNATIONAL, INC.
                          [A Development Stage Company]

                          STATEMENT OF CASH FLOWS


                                                                 From Inception
                                          For the Year Ended       on July 3,
                                             December 31,         1996 Through
                                      ___________________________ December 31,
                                          1997          1996          1997
                                      _____________ _____________ ______________
Cash Flows from Operating Activities:
     Net loss                           $  (15,874)   $     (179)   $   (16,053)
     Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation expense                       3             -              3
       Amortization expense                     200            83            283
       Changes in assets and liabilities:
        Increase in accounts payable          1,229            69          1,298
                                      _____________ _____________ ______________
         Net Cash (Used) by Operating
           Activities                      (14,442)          (27)       (14,469)
                                      _____________ _____________ ______________
Cash Flows from Investing Activities:
     Payments for organization costs              -       (1,000)        (1,000)
     Certificate of deposit                (20,096)             -       (20,096)
     Property, plant and equipment            (371)             -          (371)
                                      _____________ _____________ ______________
         Net Cash (Used) by Investing
          Activities                       (20,467)       (1,000)       (21,467)
                                      _____________ _____________ ______________
Cash Flows from Financing Activities:
     Proceeds from common stock
      issuance                               61,100        10,000         71,100
     Payment of stock offering
       costs                               (11,718)       (6,370)       (18,088)
                                      _____________ _____________ ______________
          Net Cash Provided by
           Financing Activities              49,382         3,630         53,012
                                      _____________ _____________ ______________
Net Increase in Cash                         14,473         2,603         17,076

Cash at Beginning of Period                   2,603             -              -
                                      _____________ _____________ ______________
Cash at End of Period                   $    17,076   $     2,603   $     17,076
                                      _____________ _____________ ______________

Supplemental Disclosures of Cash Flow information:
     Cash paid during the period for:
      Interest                          $         -   $         -   $          -
      Income taxes                      $         -   $         -   $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the Year Ended December 31, 1997
          None

     For the Year Ended December 31, 1996
          None



    The accompanying notes are an integral part of this financial statement.

                    HEALTH BUILDERS INTERNATIONAL, INC.
                      [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Company was organized under the laws of the State of Delaware on July 3, 1996. The Company has not yet generated revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of establishing a multi-level marketing network to provide customized mailing and fax services for various network marketing companies. The Company is also attempting to form its own network marketing organization within the communications industry. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.
     Amortization expense for the years ended December 31, 1997 and 1996 was $200 and $83 respectively.

     Certificate of Deposit - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard (SFAS) 115, "Accounting for certain Investments in Debt and Equity Securities,". Under SFAS 115 the Company's certificate of deposit (a debt security) has been classified as held-to-maturity and is recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity (See Note
     2).

     Depreciation Methods - The cost of property and equipment is being depreciated using the straight-line method over the estimated useful lives of the related assets of five and seven years.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

     Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                  HEALTH BUILDERS INTERNATIONAL, INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CERTIFICATE OF DEPOSIT

     Certificates of deposit are carried at amortized cost and consisted of the following investment at December 31, 1997:

                     Maturity   Purchase    Amortized    Maturity
     Date Acquired   Date       Value       Cost          Value
     _______________ _______ _____________ ___________ ____________
     11/24/97        5/24/98  $    20,000   $  20,096   $   20,475
                             _____________ ___________ ____________
                              $    20,000   $  20,096   $   20,475
                             _____________ ___________ ____________

NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of equipment, at cost, less accumulated depreciation:

                        December 31,
                     ____________________
                       1997       1996
                     _________  _________
     Equipment         $   371    $     -
     Less Accumulated
      depreciation           3          -
                     _________  _________
                       $   368    $     -
                     _________  _________

     Depreciation expense for the years ended December 31, 1997 and 1996 was $3 and $0 respectively.

NOTE 4 - CAPITAL STOCK

     Common Stock - During August 1997 the Company issued 305,500 shares of common stock in a public offering. The offering was made pursuant to a registration statement on Form SB-2 which was filed with the Securities and Exchange Commission. The offering price of $.20 per share was arbitrarily determined by the Company. The total proceeds of the offering amounted to $61,100. Offering costs of $18,088 were offset against the proceeds as a reduction to capital in excess of par value.

     Common Stock - During July, 1996, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.005 per share).

     Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1997 and 1996.

                 HEALTH BUILDERS INTERNATIONAL, INC.
                   [A Development Stage Company]

                   NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1996, the Company has available unused operating loss carryforwards of approximately $16,000, which may be applied against future taxable income and which expire in 2011 through 2012.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,400 and $100 as of December 31, 1997 and 1996, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $5,300 during 1997.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company has not paid any compensation to its officers and directors.

     Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $3,923 in consulting fees during 1997.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 7 - DEVELOPMENT STAGE COMPANY

     The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations.