Form 10QSB
period 1998-03-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1998-05-20
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-9809


                  HEALTH BUILDERS INTERNATIONAL, INC.
  (Exact name of small business issuer as specified in its charter)


      Delaware                                     87-0561634
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)



                2077 Elderberry Way, Sandy, Utah 84092
               (Address of principal executive offices)

                            (801) 553-8972
           (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1998:  2,305,500



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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Health Builders International, Inc.



Date:  May 18, 1998           by:   /s/ Bob Blackley
                                   Bob Blackley, Secretary

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]




                                      CONTENTS

                                                               PAGE

         _  Unaudited Condensed Balance Sheets, March 31,
              1998 and December 31, 1997                          2


         _  Unaudited Condensed Statements of Operations,
              for the three months ended March 31, 1998
              and 1997, and from inception on July 3, 1996
              through March 31, 1998                              3


         _  Unaudited Condensed Statements of Cash Flows
              for the three months ended March 31, 1998 and
              1997,and from inception on July 3, 1996 through
              March 31,1998                                       5


         _  Notes to Financial Statements                     6 - 9

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]

                          UNAUDITED CONDENSED BALANCE SHEETS

                                       ASSETS

                                                 March 31,   December 31,
                                                    1998         1997
                                                 ___________  ___________
CURRENT ASSETS:
  Cash in bank                                    $  10,902    $  17,076
  Certificate of deposit - held to maturity          20,330       20,096
                                                 ___________  ___________
        Total Current Assets                         31,232       37,172
                                                 ___________  ___________

PROPERTY AND EQUIPMENT, net                             350          368
                                                 ___________  ___________

OTHER ASSETS:
  Organizational costs, net                             667          717
                                                 ___________  ___________

        Total Other Assets                              667          717
                                                 ___________  ___________

                                                  $  32,249    $  38,257
                                                 ___________  ___________


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    2,777        1,298
                                                 ___________  ___________

        Total Current Liabilities                     2,777        1,298
                                                 ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                       -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 shares
   issued and outstanding                             2,306        2,306
  Capital in excess of par value                     50,706       50,706
  Deficit accumulated during the
    development stage                               (23,540)     (16,053)
                                                 ___________  ___________
        Total Stockholders' Equity                   29,472       39,959
                                                 ___________  ___________
                                                  $  32,249    $  38,257
                                                 ___________  ___________


NOTE:   The balance sheet at December 31, 1997 was taken from the
     audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these financial statements.

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]


                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                    For the Three        From Inception on
                                    Months Ended           July 3, 1996
                                     March 31,                Through
                               ______________________         March 31,
                                   1998       1997              1998
                               __________  __________        ___________
REVENUE                         $      -    $      -          $       -
                               __________  __________        ___________

EXPENSES:
  General and administrative       7,847       2,918             24,053
                               __________  __________        ___________

INCOME (LOSS) FROM OPERATIONS     (7,847)     (2,918)           (24,053)

OTHER INCOME:
  Interest                           360           -                513
                               __________  __________        ___________

LOSS BEFORE INCOME TAXES          (7,487)     (2,918)           (23,540)

CURRENT TAX EXPENSE                    -           -                  -

DEFERRED TAX EXPENSE                   -           -                  -
                               __________  __________        ___________
NET LOSS                         $(7,487)    $(2,918)          $(23,540)
                               __________  __________        ___________
LOSS PER COMMON SHARE            $  (.00)    $  (.00)          $   (.01)
                               __________  __________        ___________














 The accompanying notes are an integral part of these financial statements.

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]

                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Three    From Inception on
                                             Months Ended       July 3, 1996
                                               March 31,           Through
                                          _______________________  March 31,
                                               1998      1997        1998
                                          ____________________________________
Cash Flows from Operating Activities:
  Net loss                                $  (7,487) $ (2,918)   $  (23,540)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation expense                         18         -            21
    Amortization expense                         50        50           333
    Changes in assets and liabilities:
      Increase in accounts payable            1,479     1,735         2,777
                                          _____________________________________
        Net Cash (Used) by Operating
          Activities                         (5,940)   (1,133)      (20,409)
                                          _____________________________________

Cash Flows from Investing Activities:
  Payments for organization costs                 -         -        (1,000)
  Certificate of deposit                       (234)        -       (20,330)
  Property, plant and equipment                   -         -          (371)
                                          _____________________________________
        Net Cash (Used) by Investing
          Activities                           (234)        -       (21,701)
                                          _____________________________________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance             -         -        71,100
  Payment of stock offering costs                 -      (979)      (18,088)
                                          _____________________________________
        Net Cash Provided by Financing
          Activities                              -      (979)       53,012
                                          _____________________________________
Net Increase (Decrease) in Cash              (6,174)   (2,112)       10,902

Cash at Beginning of Period                  17,076     2,603             -
                                          _____________________________________
Cash at End of Period                      $ 10,902  $    491     $  10,902
                                          _____________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
  Interest                                 $      -  $      -     $       -
  Income taxes                             $      -  $      -     $       -


Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the Period Ended March 31, 1997
     None

  For the Period Ended March 31, 1998
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 is not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CERTIFICATE OF DEPOSIT

  Certificates of deposit are carried at amortized cost and consisted of the following investment at March 31, 1998:

                                Purchase     Amortized    Maturity
  Date Acquired  Maturity Date    Value         Cost        Value
  ______________ ______________ _________   ___________  __________
     11/24/97       5/24/98      $20,000       $20,330     $20,475
                                _________   ___________  __________
                                 $20,000       $20,330     $20,475
                                _________   ___________  __________

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]

                            NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

  The   following  is  a  summary  of  equipment,  at  cost,   less
accumulated depreciation:

                                       March 31,  December 31,
                                         1998        1997
                                       _________   _________
       Equipment                         $  371    $   371
       Less Accumulated depreciation        (21)        (3)
                                       _________   _________
                                         $  350    $   368
                                       _________   _________

  Depreciation expense for the three months ended March 31, 1998 and 1997 was $18 and $0, respectively.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 1998, the Company has available unused operating loss carryforwards of approximately $24,000, which may be applied against future taxable income and which expire in 2011 through 2013.

                         HEALTH BUILDERS INTERNATIONAL, INC.
                            [A Development Stage Company]

                            NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,200 and $5,400 as of March 31, 1998 and December 31, 1997, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $2,800 for the three months ended March 31, 1998.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management   Compensation  -  The  Company  has  not   paid   any
  compensation to its officers and directors.

  Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $ 533 and $3,923 in consulting fees during the three months ended March 31, 1998 and the year ended December 31, 1997.

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