Form 10QSB
period 1998-06-30
HEALTH BUILDERS INTERNATIONAL INC
filed 1998-08-20
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1998:  2,305,500



                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     See attached.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 3, 1996. The Company has not yet generated any significant revenues from operations and is considered a development stage company. The Company has no significant assets. To date, activities have been limited to organizational matters and the preparation and filing of a registration statement to register a public offering of its securities. Pursuant thereto, the Company sold 305,500 shares of its common stock and raised gross proceeds of $61,100.

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

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c)  See Part I, Item 1 (financial statements) and Item 2
          (management's discussion) for financial information and a narrative discussion regarding use of proceeds.


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

                              Health Builders International, Inc.



Date:  August 14, 1998         by:   /s/ L. Dee Hall
                                   L. Dee Hall, Secretary

               HEALTH BUILDERS INTERNATIONAL, INC.
                 [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS



                             ASSETS

                                      June 30,    December 31,
                                        1998          1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $24,328     $ 17,076
  Certificate of deposit -
    held to maturity                          -       20,096
                                    ___________  ___________
   Total Current Assets                  24,328       37,172
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net                 625          368
                                    ___________  ___________
OTHER ASSETS:
  Organizational costs, net                 617          717
                                    ___________  ___________

   Total Other Assets                       617          717
                                    ___________  ___________
                                      $  25,570     $ 38,257
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        2,997        1,298
                                    ___________  ___________
        Total Current Liabilities         2,997        1,298
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 shares issued and
   outstanding                            2,306        2,306
  Capital in excess of par value         50,706       50,706
  Deficit accumulated during the
    development stage                  (30,439)     (16,053)
                                    ___________  ___________
        Total Stockholders' Equity       22,573       39,959
                                    ___________  ___________
                                      $  25,570     $ 38,257
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

                    HEALTH BUILDERS INTERNATIONAL, INC.
                       [A Development Stage Company]


               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For the Three     For the Six        From Inception
                           Months Ended     Months Ended         on July 3,
                             June 30,         June 30,          1996 Through
                                                                  June 30,
                       __________________  ___________________      1998
                         1998      1997     1998      1997
                       _________ ________  _________ _________   __________
REVENUE:
  Commissions
  earned               $     476 $      -  $     476 $       -   $      476
                       _________ ________  _________ _________   __________

EXPENSES:
  General and
  administrative           7,654      563     15,501     3,481       31,707
                       _________ ________  _________ _________   __________

INCOME (LOSS) FROM
  OPERATIONS             (7,178)    (563)   (15,025)   (3,481)     (31,231)

OTHER INCOME:
  Interest                   279        -        639         -          792
                       _________ ________  _________ _________   __________
LOSS BEFORE INCOME
  TAXES                  (6,899)    (563)   (14,386)   (3,481)     (30,439)

CURRENT TAX EXPENSE            -        -          -         -            -

DEFERRED TAX EXPENSE           -        -          -         -            -
                       _________ ________  _________ _________   __________

NET LOSS               $ (6,899) $  (563)  $(14,386) $ (3,481)  $  (30,439)
                       _________ ________ __________ _________   __________

LOSS PER COMMON SHARE  $   (.00) $  (.00) $    (.01) $   (.00)   $    (.01)
                       _________ ________ __________ _________   __________












The accompanying notes are an integral part of these financial statements.

                  HEALTH BUILDERS INTERNATIONAL, INC.
                    [A Development Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                           For the Six        From Inception
                                           Months Ended          on July 3,
                                            June 30,           1996 Through
                                     _______________________     June 30,
                                        1998        1997           1998
                                     ___________ ___________  _____________
Cash Flows to Operating Activities:
  Net loss                           $  (14,386) $   (3,481)  $    (30,439)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Depreciation expense                     38          -              41
     Amortization expense                    100         100            383
     Changes in assets and
     liabilities:
       Increase in accounts payable        1,699       1,791          2,997
                                     ___________ ___________  _____________
        Net Cash Flows (Used) by
        Operating Activities            (12,549)     (1,590)       (27,018)
                                     ___________ ___________  _____________
Cash Flows to Investing Activities:
  Payment of organization costs                -           -        (1,000)
  Certificate of deposit                  20,096           -              -
  Property, plant and equipment            (295)           -          (666)
                                     ___________ ___________  _____________
        Net Cash Provided (Used) by
        Investing Activities              19,801           -        (1,666)
                                     ___________ ___________  _____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -           -         71,100
  Payments for stock offering costs            -       (979)       (18,088)
                                     ___________ ___________  _____________
        Net Cash Provided by
        Financing Activities                  -        (979)         53,012
                                     ___________ ___________  _____________
Net Increase (Decrease) in Cash            7,252     (2,569)         24,328

Cash at Beginning of Period               17,076       2,603              -
                                     ___________ ___________  _____________
Cash at End of Period                $    24,328 $        34  $      24,328
                                     ___________ ___________  _____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $         - $         -  $           -
    Income taxes                     $         - $         -  $           -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 1998:
     None

  For the period ended June 30, 1997:
     None

The accompanying notes are an integral part of these financial statements.

             HEALTH BUILDERS INTERNATIONAL, INC.
               [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on July 3, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of establishing a multi-level marketing network to provide customized mailing and fax services for various network marketing companies. The Company is also attempting to form its own network marketing organization within the communications industry. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended June 30, 1998 is not necessarily indicative of the operating results for the full year.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation:

                                    June 30,   December 31,
                                      1998        1997
                                     _________ _________
       Equipment                     $     666 $     371
       Less Accumulated depreciation      (41)       (3)
                                     _________ _________
                                     $     625 $     368
                                     _________ _________

  Depreciation expense for the six months ended June 30, 1998 and 1997 was $38 and $0, respectively.

                 HEALTH BUILDERS INTERNATIONAL, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1998, the Company has available unused operating loss carryforwards of approximately $30,500, which may be applied against future taxable income and which expire in 2011 through 2013.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,300 and $5,400 as of June 30, 1998 and December 31, 1997, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $4,900 for the six months ended June 30, 1998.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors.

  Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $942 and $3,923 in consulting fees during the six months ended June 30, 1998 and the year ended December 31, 1997.

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