Form 10QSB
period 1998-09-30
HEALTH BUILDERS INTERNATIONAL INC
filed 1998-11-13
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1998:  2,305,500

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                   September 30, December 31,
                                        1998        1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                          $21,112     $ 17,076
  Certificate of deposit - held
    to maturity                               -       20,096
                                    ___________  ___________
   Total Current Assets                  21,112       37,172
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net                 596          368
                                    ___________  ___________
OTHER ASSETS:
  Organizational costs, net                 567          717
                                    ___________  ___________

   Total Other Assets                       567          717
                                    ___________  ___________
                                      $  22,275     $ 38,257
                                    ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        1,906        1,298
                                    ___________  ___________
        Total Current Liabilities         1,906        1,298
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 shares issued and
   outstanding                            2,306        2,306
  Capital in excess of par value         50,706       50,706
  Deficit accumulated during the
    development stage                  (32,643)     (16,053)
                                    ___________  ___________
        Total Stockholders' Equity       20,369       39,959
                                    ___________  ___________
                                      $  22,275     $ 38,257
                                    ___________  ___________

NOTE:   The balance sheet at December 31, 1997 was taken from the
     audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three        For the Nine    From Inception
                         Months Ended        Months Ended      on July 3,
                        September 30,        September 30,    1996 Through
                       ________________    _________________  September 30,
                        1998      1997      1998      1997        1998
                       _______   _______   _______   _______    _______
REVENUE:
  Commissions earned  $     65  $      -  $    541  $      -   $    541
                       _______   _______   _______   _______    _______
EXPENSES:
  General and
    administrative       2,483     1,096    17,984     4,577     34,191
                       _______   _______   _______   _______    _______

INCOME (LOSS) FROM
  OPERATIONS            (2,418)   (1,096)  (17,443)   (4,577)   (33,650)

OTHER INCOME:
  Interest                 215         -       854         -      1,007
                       _______   _______   _______   _______    _______
LOSS BEFORE INCOME
  TAXES                 (2,203)   (1,096)  (16,589)   (4,577)   (32,643)

CURRENT TAX EXPENSE          -         -         -         -          -

DEFERRED TAX EXPENSE         -         -         -         -          -
                       _______   _______   _______   _______   ________

NET LOSS              $ (2,203) $ (1,096) $(16,589) $ (4,577) $ (32,643)
                       _______   _______   _______   _______   ________

LOSS PER COMMON
  SHARE               $ (.00)   $ (.00)   $ (.01)   $ (.00)   $ (.02)
                       _______   _______   _______   _______   ________















 The accompanying notes are an integral part of these unaudited condensed financial statements.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Nine     From Inception
                                          Months Ended      on July 3,
                                         September 30,      1996 Through
                                    ______________________ September 30,
                                        1998        1997        1998
                                     __________ __________   __________
Cash Flows to Operating Activities:
  Net loss                            $(16,590)   $(3,481)    $(32,643)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Depreciation expense                   67          -           70
     Amortization expense                  150        100          433
     Changes in assets and liabilities:
       Increase in accounts payable        608      1,791        1,906
                                     __________ __________   __________
        Net Cash Provided (Used)
          by Operating Activities      (15,765)    (1,590)     (30,234)
                                     __________ __________   __________
Cash Flows to Investing Activities:
  Payment of organization costs              -          -       (1,000)
  Certificate of deposit                20,096          -            -
  Property, plant and equipment           (295)         -         (666)
                                     __________ __________   __________
        Net Cash Provided (Used)
          by Investing Activities       19,801          -       (1,666)
                                     __________ __________   __________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance        -          -       71,100
  Payments for stock offering costs          -       (979)     (18,088)
                                     __________ __________   __________
        Net Cash Provided by Financing
          Activities                         -       (979)      53,012
                                     __________ __________   __________
Net Increase (Decrease) in Cash          4,036     (2,569)      21,112

Cash at Beginning of Period             17,076      2,603            -
                                     __________ __________   __________
Cash at End of Period                $  21,112    $    34    $  21,112
                                     __________ __________   __________
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $       -    $     -    $       -
    Income taxes                     $       -    $     -    $       -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 1998:
     None

  For the period ended September 30, 1997:
     Stock offering costs of $1,295 have been accrued into accounts payable at September 30, 1997.



 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation:

                                  September 30,  December 31,
                                       1998          1997
                                    _________     _________
    Equipment                       $     666     $    371
    Less Accumulated depreciation         (70)          (3)
                                    _________     _________
                                    $     596     $    368
                                    _________     _________

  Depreciation expense for the nine months ended September 30, 1998 and 1997 was $67 and $0, respectively.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 1998, the Company has available unused operating loss carryforwards of approximately $32,600, which may be applied against future taxable income and which expire in 2011 through 2013.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,000 and $5,400 as of September 30, 1998 and December 31, 1997, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $5,600 for the nine months ended September 30, 1998.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management  Compensation  -  The  Company  has  not  paid   any
  compensation to its officers and directors.

  Related Party Compensation - Certain relatives of officers  and directors  of  the  Company were paid a  total  of  $1,244  and
  $3,923  in  consulting  fees  during  the  nine  months   ended
  September 30, 1998 and the year ended December 31, 1997.

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

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended September 30, 1998, for the nine months ended September 30, 1998 and from inception on July 3, 1996 through September 30, 1998:

                          For the Three      For the Nine    From Inception
                           Months Ended       Months Ended     on July 3,
                          September 30,      September 30,    1996 Through
                       __________________   __________________September 30,
                         1998       1997      1998       1997       1998
                      _________  _________  _________  _________  _________
  Income (loss)
    from continuing
    operations applicable
    to common stock   $ (2,203)  $ (1,096)  $(16,589)  $ (4,577)  $(32,643)
                      _________  _________  _________  _________  _________
  Income (loss)
    available to
    common stockholders
    used in income
   (loss) per share   $ (2,203)  $ (1,096)  $(16,589)  $ (4,577)  $(32,643)
                      _________  _________  _________  _________  _________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    per share during
    the period        2,305,500  2,049,810  2,305,500  2,016,786  2,134,420
                      _________  _________  _________  _________  _________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

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

                              Health Builders International, Inc.



Date:  November 13, 1998       by:   /s/ L. Dee Hall
                                   L. Dee Hall, Secretary