Form 10KSB
period 1998-12-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1999-04-14
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]  Annual  Report  Pursuant  to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
     For  the  fiscal year ended December 31, 1998     Commission
File No. 333-9809

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
     For the transition period from ___________ to_____________ .

              Health Builders International, Inc.
         (Name of small business issuer in its charter)


          Delaware                                87-0561634
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             2077 Elderberry Way, Sandy, Utah 84092
      (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 553-8972


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

The  Issuer's  revenues  for  its most  recent  fiscal  year.
$541

As of April 9, 1999, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published market quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1998: 2,305,500
                             PART I

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

     (b)  Business of Company.

Proposed Business of the Company

     The  Company was formed for the purpose of engaging  in  the business of providing training and other related services for multi level marketing representatives. The Company was formed to establish a training and distribution center for the development of multi-level marketing networks, to train and assist people involved in network marketing for various companies in recruiting, and also to provide customized mailing and fax services. The Company=s initial focus was in the health and nutrition industry, working with health and nutrition companies engaged in multi level marketing, but its focus has since shifted into multi level marketing in other lines of business such as telecommunications.

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

                            PART II

Item 5.   Market   for  Common  Equity  and  Related  Stockholder
          Matters.

     (a)  Market information.

     The Common Stock of the Company is eligible for trading in the over-the-counter market and is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers ("NASD") under the symbol "HBII". Trading did not commence until December of 1997, on a limited and sporadic basis, at a bid price quotation of $.25. The following sets forth high and low bid price quotations for each calendar quarter that trading occurred during the last two fiscal years. Such price quotations represent interdealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

Quarter Ended                 High                Low

December 31, 1997              .25                 .25

March 31, 1998                 .25                 .25
June 30, 1998                  .25                 .25
September 30, 1998             .28                 .25
December 31, 1998              .28                 .25

     (b)  Holders.

     As of April 9, 1999, there were approximately 30 record holders of the Company's Common Stock.

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

Name of Director   Age   Term Served   Positions with Company

L. Dee Hall         53   Since         President, Treasurer &
                         inception     Director

Glen Hatch          62   Since         Vice President
                         inception

Robert Blackley     62   Since         Secretary
                         inception

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


                     Title of   Amount and       Percent
Name and Address      Class     Nature of          of
                                Beneficial        Class
                                Ownership

L. Dee Hall           Common      900,000          39%
2077 Elderberry Way                shares
Sandy, UT 84092

Glen Hatch            Common      200,000           9%
263 E. 3900 S.                     shares
Salt Lake City, UT
84107

Robert Blackley       Common      200,000           9%
263 E. 3900 S.                     shares
Salt Lake City, UT
84107

All officers and      Common    1,300,000          56%
directors as a                     shares
group (3 persons)

Reed Jensen           Common      700,000          30%
4348 Butternut Road                shares
Salt Lake City, UT
84124


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

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1998.

                           SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HEALTH BUILDERS INTERNATIONAL, INC.



By:  /s/ L. Dee Hall                           Date:  April 9, 1999
     L. Dee Hall, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:  /s/ L. Dee Hall                           Date:  April 9, 1999
     L. Dee Hall, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer




Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 and 1997

























                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

               HEALTH BUILDERS INTERNATIONAL, INC.
                  [A Development Stage Company]



                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheets, December 31, 1998 and 1997        2


        -  Statements of Operations, for the years ended
             December 31, 1998 and 1997 and from inception
             on July 3, 1996 through December 31, 1998       3


        -  Statement of Stockholders' Equity,  from
             inception on July 3, 1996 through
             December 31, 1998                               4


        -  Statements of Cash Flows, for the years ended
             December 31, 1998 and 1997 and from inception
             on July 3, 1996 through December 31, 1998       5


        -  Notes to Financial Statements                 6 - 9











                         INDEPENDENT AUDITORS' REPORT



Board of Directors
HEALTH BUILDERS INTERNATIONAL, INC.
Sandy, Utah

We have audited the accompanying balance sheets of Health Builders International, Inc. [a development stage company] at December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception on July 3, 1996 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Health Builders International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from inception through December 31, 1998, in conformity with generally accepted accounting principles.




 /s/ Pritchett, Siler & Hardy, P.C.


February 26, 1999

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                                BALANCE SHEETS

                                    ASSETS
                                               December 31,
                                        __________________________
                                             1998          1997
                                        ____________  ____________
CURRENT ASSETS:
  Cash in bank                             $  21,138    $  17,076
  Certificate of deposit
         - held to maturity                        -       20,096
                                        ____________  ____________
        Total Current Assets                  21,138       37,172
                                        ____________  ____________

PROPERTY AND EQUIPMENT, net                      566          368
                                        ____________  ____________

OTHER ASSETS:
  Organizational costs, net                      517          717
                                        ____________  ____________
                                                 517          717
                                        ____________  ____________
                                           $  22,221    $  38,257
                                        ____________  ____________


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $   3,810    $   1,298
                                        ____________  ____________
        Total Current Liabilities              3,810        1,298
                                        ____________  ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 and 2,305,500 shares
   issued and outstanding in 1998
    and 1997                                   2,306        2,306
  Capital in excess of par value              50,707       50,707
  Deficit accumulated during the
    development stage                        (34,602)     (16,054)
                                        ____________  ____________
        Total Stockholders' Equity            18,411       36,959
                                        ____________  ____________
                                           $  22,221    $  38,257
                                        ____________  ____________

  The accompanying notes are an integral part of these financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]


                           STATEMENTS OF OPERATIONS



                                                  From Inception on
                                For the Year Ended   July 3, 1996
                                   December 31,        Through
                              _____________________  December 31,
                                  1998      1997         1998
                              __________ __________   ___________
REVENUE                        $     541  $      -     $     541
                              __________ __________   ___________

EXPENSES:
  General and administrative      20,113    16,028        36,320
                              __________ __________   ___________

INCOME (LOSS) FROM OPERATIONS    (19,572)  (16,028)      (35,779)

OTHER INCOME:
  Interest                         1,024       153         1,177
                              __________ __________   ___________

LOSS BEFORE INCOME TAXES         (18,548)  (15,875)      (34,602)

CURRENT TAX EXPENSE                    -         -             -

DEFERRED TAX EXPENSE                   -         -             -
                              __________ __________   ___________
NET LOSS                       $ (18,548) $(15,875)    $ (34,602)
                              __________ __________   ___________
LOSS PER COMMON SHARE          $   (.01)  $   (.01)    $    (.02)
                              __________ __________   ___________














  The accompanying notes are an integral part of these financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON JULY 3, 1996

                           THROUGH DECEMBER 31, 1998

                                                                     Deficit
                                                                   Accumulated
                   Preferred Stock   Common Stock     Capital in    During the
                  ________________ _________________   Excess of   Development
                    Shares  Amount   Shares   Amount   Par Value       Stage
                  ________  ______ ________  _______  ___________  ____________
BALANCE,
 July 3, 1996            - $     -         - $     -     $      -             -

Issuance of
 2,000,000 shares
 common stock for
 cash,July 17, 1996
 at $.005 per share       -      - 2,000,000   2,000        8,000             -

Net loss for the
 Period ended
 December 31, 1996        -      -         -       -            -          (179)
                  _________  _____ _________  ______  ___________  _____________
BALANCE,
 December 31, 1996        -      - 2,000,000   2,000        8,000          (179)

Issuance of 305,500
 Shares common stock
 for cash,September
 15, 1997 at $.20
 per share, net of
 $18,088 in offering
 costs                    -      -   305,500     306       42,707             -

Net loss for the
 year ended
 December 31, 1997        -      -         -       -            -      (15,875)


                   ________  _____ _________  ______  ___________  _____________
BALANCE,
 December 31, 1997        -      - 2,305,500   2,306       50,707       (16,054)

Net loss for the
 year ended
 December 31, 1998        -      -         -       -            -       (18,548)
                   ________  _____ _________  ______  ___________  _____________
BALANCE,
 December 31, 1998        - $    - 2,305,500 $ 2,306     $ 50,707     $ (34,602)
                   ________  _____ _________  ______  ___________  _____________


















   The accompanying notes are an integral part of this financial statement.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                                                          From Inception on
                                      For the Year Ended     July 3, 1996
                                         December 31,          Through
                                     ____________________    December 31,
                                        1998       1997         1998
                                     _________  _________  ________________
Cash Flows from Operating Activities:
  Net loss                           $(18,548)  $(15,875)      $(34,602)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Depreciation expense                   96          3             99
    Amortization expense                  200        200            483
    Changes in assets and
     liabilities:
    Increase in accounts
     payable                            2,513      1,230          3,812
                                     _________  _________  ________________
        Net Cash (Used) by
        Operating Activities          (15,739)   (14,442)       (30,208)
                                     _________  _________  ________________
Cash Flows from Investing Activities:
  Payments for organization
   costs                                    -          -         (1,000)
  Certificate of deposit, net          20,096    (20,096)             -
  Property, plant and equipment          (295)      (371)          (666)
                                     _________  _________  ________________
        Net Cash (Used) by
         Investing Activities          19,801    (20,467)        (1,666)
                                     _________  _________  ________________
Cash Flows from Financing Activities:
  Proceeds from common stock
   issuance                                 -     61,100         71,100
  Payment of stock offering
   costs                                    -    (11,718)       (18,088)
                                     _________  _________  ________________
        Net Cash Provided by
         Financing Activities               -     49,382         53,012
                                     _________  _________  ________________
Net Increase in Cash                    4,062     14,473         21,138

Cash at Beginning of Period            17,076      2,603              -
                                     _________  _________  ________________
Cash at End of Period                $ 21,138   $ 17,076       $ 21,138
                                     _________  _________  ________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $      -   $      -       $      -
    Income taxes                     $      -   $      -       $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the Year Ended December 31, 1998
     None

  For the Year Ended December 31, 1997
     None



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

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method. Amortization expense for the years ended December 31, 1998 and 1997 was $200 and $200 respectively.

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

  Recently Enacted Accounting Standards - SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.134, "Accounting for Mortgage-Backed Securities." were recently issued. SFAS No. 130, 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CERTIFICATE OF DEPOSIT

  Certificates of deposit are carried at amortized cost and consisted of the following investment at December 31, 1997:

                               Purchase   Amortized  Maturity
  Date Acquired Maturity Date    Value       Cost      Value
  _____________ _____________  ________  ___________  ________
   11/24/97       5/24/98       $20,000    $20,096     $20,475
                               ________  ___________  ________
                                $20,000    $20,096     $20,475
                               ________  ___________  ________

  At the maturity date the certificate of deposit was redeemed. At December 31, 1998 the Company was not holding any certificates of deposit.

NOTE 3 - PROPERTY AND EQUIPMENT

  The   following  is  a  summary  of  equipment,  at  cost,  less   accumulated
  depreciation:

                                       December 31,
                                   ___________________
                                      1998      1997
                                   _________ _________
       Equipment                     $  665   $   371
       Less Accumulated
        Depreciation                    (99)       (3)
                                   _________ _________
                                     $  566   $   368
                                   _________ _________

  Depreciation expense for the years ended December 31, 1998 and 1997 was $96 and $3 respectively.

NOTE 4 - CAPITAL STOCK

  Common  Stock  -  During September 1997 the Company issued 305,500  shares  of common stock in a public offering. The offering was made pursuant to a registration statement on Form SB-2 which was filed with the Securities and Exchange Commission. The offering price of $.20 per share was arbitrarily determined by the Company. The total proceeds of the offering amounted to $61,100. Offering costs of $18,088 were offset against the proceeds as a reduction to capital in excess of par value.

  Common Stock - During July, 1996, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.005 per share).

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1998 and 1997.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 1998, the Company has available unused operating loss carryforwards of approximately $35,000, which may be applied against future taxable income and which expire in 2012 through 2013.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,900 and $5,400 as of December 31, 1998 and 1997, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $6,500 during 1998.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors.

  Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $1,244 and $3,923 in consulting fees during 1998 and 1997 respectively.

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

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1998 and December 31, 1997 and from inception on July 3, 1996 through December 31, 1998:

                                          For the          From Inception
                                         Year Ended          on July 3,
                                         December 31,       1990 Through
                                   _______________________  December 31,
                                      1998         1997         1998
                                   __________   __________   ____________
    Income (loss) available to
      common stockholders used
      in income (loss) per share   $ (18,548)   $ (15,875)    $  (34,602)
                                   __________   __________   ____________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period            2,305,500    2,089,558      2,160,754
                                   __________   __________   ____________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.