Form 10QSB
period 1999-03-31
HEALTH BUILDERS INTERNATIONAL INC
filed 1999-05-14
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1999:  2,305,500

                    PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

     See attached.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

On March 31, 1999, the Company discontinued its network marketing operations. The total revenues generated by the discontinued operations amounted to $0 for the three months ended March 31, 1999 and $541 for the year ended December 31, 1998.

The Company currently has no on-going operations. At the present time, the Company is looking for a different line of business or for a potential merger or business acquisition. Any such business acquisition with an operating company will likely be structured as a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.



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

                              Health Builders International, Inc.



Date: May 13, 1999               by:   /s/ L. Dee Hall
                                   L. Dee Hall, Secretary

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS



                                     March 31,  December 31,
                                        1999        1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                         $ 18,497     $ 21,138
                                    ___________  ___________
        Total Current Assets             18,497       21,138

ASSETS OF DISCONTINUED
  OPERATIONS, net                             -          566

OTHER ASSETS:
  Organizational costs, net                 467          517
                                    ___________  ___________
                                       $ 18,964     $ 22,221
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        2,477        3,810
                                    ___________  ___________
        Total Current Liabilities         2,477        3,810
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 shares issued and
   outstanding                            2,306        2,306
  Capital in excess of par value         50,707       50,707
  Deficit accumulated during the
   development stage                    (36,526)     (34,602)
                                    ___________  ___________
        Total Stockholders' Equity       16,487       18,411
                                    ___________  ___________
                                       $ 18,964     $ 22,221
                                    ___________  ___________





NOTE: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these condensed financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        For the Three     From Inception
                                         Months Ended       on July 3,
                                           March 31,       1996 Through
                                    __________ _________     March 31,
                                        1999     1998          1999
                                    __________ __________ _____________
REVENUE                              $      -   $      -    $      -

EXPENSES                                    -          -           -
                                    __________ __________ _____________

LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES            -          -           -
                                    __________ __________ _____________

CURRENT TAX EXPENSE                         -          -           -

DEFERRED TAX EXPENSE                        -          -           -
                                    __________ __________ _____________

LOSS FROM CONTINUING OPERATIONS             -          -           -
                                    __________ __________ _____________

DISCONTINUED OPERATIONS
  loss from operations of
    discontinued network
    marketing operation                (1,924)    (7,487)    (36,526)
  loss on disposal of network
    marketing operations                    -          -           -
                                    __________ __________ _____________

LOSS FROM DISCONTINUED
  OPERATIONS                           (1,924)    (7,487)    (36,526)
                                    __________ __________ _____________

NET LOSS                             $ (1,924)  $ (7,487)  $ (36,526)
                                    __________ __________ _____________

LOSS PER COMMON SHARE
  Continuing operations              $      -   $      -   $       -
  Discontinued operations of
    network Marketing operation          (.00)      (.00)       (.02)
  Disposal of discontinued network
    marketing operations                    -          -           -
                                    __________ __________ _____________
        Loss Per Share               $   (.00)  $   (.00)  $    (.02)
                                    __________ __________ _____________





   The accompanying notes are an integral part of these unaudited condensed financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS





                                        For the Three    From Inception
                                         Months Ended      on July 3,
                                           March 31,      1996 Through
                                    __________ _________    March 31,
                                       1999       1998         1999
                                    __________ __________ _____________
Cash Flows from Operating
 Activities:
  Net loss                           $ (1,924)  $ (7,487)   $(36,526)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Loss on disposal of fixed
      assets                              537          -         537
     Depreciation expense                  29         18         129
     Amortization expense                  50         50         533
     Changes in assets and
      liabilities:
       Increase (decrease) in
         accounts payable              (1,333)     1,479       2,477
                                    __________ __________ _____________
        Net Cash Provided (Used)
          by Operating Activities      (2,641)    (5,940)    (32,850)
                                    __________ __________ _____________
Cash Flows from Investing
 Activities:
  Payment of organization costs             -          -      (1,000)
  Certificate of deposit                    -       (234)          -
  Property, plant and equipment             -          -         665
                                    __________ __________ _____________
        Net Cash Provided (Used)
          by Investing Activities           -       (234)     (1,665)
                                    __________ __________ _____________
Cash Flows from Financing
 Activities:
  Proceeds from common stock
   issuance                                 -          -      71,100
  Payments for stock offering
   costs                                    -          -     (18,088)
                                    __________ __________ _____________
        Net Cash Provided by
         Financing Activities               -          -      53,012
                                    __________ __________ _____________
Net Increase (Decrease) in Cash        (2,641)    (6,174)     18,497

Cash at Beginning of Period            21,138     17,076           -
                                    __________ __________ _____________
Cash at End of Period                $ 18,497   $ 10,902    $ 18,497
                                    __________ __________ _____________
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                         $      -   $      -    $      -
    Income taxes                     $      -   $      -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended March 31, 1999:
     None

  For the period ended March 31, 1998:
     None


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on July 3, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company was formed to engage in the business of establishing a multi-level marketing network to provide customized mailing and fax services for various network marketing companies. On March 31, 1999, the Company discontinued its network marketing operations and is considering other business opportunities or possible acquisitions. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

  Restatement - The financial statements have been restated for all periods presented to reflect management's decision to discontinue the Company's network marketing business.

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 1999, the Company has available unused operating loss carryforwards of approximately $36,000, which may be applied against future taxable income and which expire in 2011 through 2014.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,400 and $11,700 as of March 31, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $700 for the three months ended March 31, 1999.

NOTE 3 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 1999 and 1998, and from inception on July 3, 1996 through March 31, 1999:



                                         For the Three    From Inception
                                          Months Ended      on July 3,
                                            March 31,      1996 Through
                                     __________ _________    March 31,
                                        1999       1998         1999
                                     __________ __________ _____________
    Income (loss) from continuing
      operations applicable to
      common stock (numerator)        $      -   $      -    $      -
                                     __________ __________ _____________
    Gain (loss) from operations of
      discontinued network marketing
      operation (numerator)           $ (1,924)  $ (7,487)   $(36,526)
                                     __________ __________ _____________
    Gain (loss) from disposition of
      discontinued network marketing
      operations (numerator)          $      -   $      -    $      -
                                     __________ __________ _____________
    Weighted average number of
      common shares outstanding
      used in earnings per share
      during the period
      (denominator)                  2,305,500  2,305,500    2,173,952
                                     __________ __________ _____________

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

  Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $0 and $533 in consulting fees during the three months ended March 31, 1999 and 1998.

  Office  Space  -  The  Company has not had a need to rent  office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.



NOTE 5 - DISCONTINUED OPERATIONS

  On March 31, 1999, the Company discontinued its network marketing operations. The total revenues generated by the discontinued operations amounted to $0 for the three months ended March 31, 1999 and $541 for the year ended December 31, 1998.

  The Company currently has no on-going operations. At the present time, the Company is looking for a different line of business or for a potential merger or business acquisition. Any such business acquisition with an operating company will likely be structured as a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

  The following is a summary of assets of discontinued operations, at cost, less accumulated depreciation:

                                       March 31,    December 31,
                                         1999           1998
                                       _________    ____________
       Equipment                        $     -      $    665
       Less Accumulated depreciation          -           (99)
                                       _________    ____________
                                        $     -      $    566
                                       _________    ____________

  Depreciation expense for the three months ended March 31, 1999 and 1998 was $29 and $18, respectively.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS [Continued]


  During  the  quarter ended March 31, 1999, property and equipment,  consisting
  primarily  of  a VCR machine and a fax machine, was abandoned.   Loss  on  the
  disposal of the equipment amounted to $537.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods presented without the reclassifications required by "discontinued operations" accounting principles:


                                        For the Three     From Inception
                                         Months Ended       on July 3,
                                           March 31,       1996 Through
                                    __________ _________     March 31,
                                        1999     1998          1999
                                    __________ __________ _____________
         Revenue                     $      -   $      -    $    541
         Expense                       (1,536)    (7,847)    (37,856)
         Other income (expense)          (388)       360         789
                                    __________ __________ _____________
         Net loss                    $ (1,924)  $ (7,487)   $(36,526)
                                    __________ __________ _____________
         Loss per share              $   (.00)  $   (.00)   $   (.02)
                                    __________ __________ _____________

  Net  Assets  of  the Company from discontinued operations consisted  of  the
  following   and  have  been  reclassified  in  the  accompanying   financial
  statements:

                                      March 31,     December 31,
                                        1999           1998
                                     ___________   ______________
         Property and equipment       $       -     $     566
                                     ___________   ______________
         Net assets of discontinued
          operations                  $       -     $     566
                                     ___________   ______________