Form 10QSB
period 1999-06-30
HEALTH BUILDERS INTERNATIONAL INC
filed 1999-08-05
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June 30, 1999:
2,305,500

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


     See attached.


Item 2:  Management's Discussion & Analysis or Plan of Operations

On March 31, 1999, the Company discontinued its network marketing operations. The total revenues generated by the discontinued operations amounted to $0 for the six months ended June 30, 1999, and $541 for the year ended December 31, 1998.

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


Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

          The company is in the process of closing the acquisition of MCY Music World, Inc., a privately held Delaware corporation. The acquisition will be reported on a Form 8-K to be filed with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

     None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Health Builders International, Inc.



Date: August 2, 1999          by:   /s/ L. Dee Hall
                                   L. Dee Hall, Secretary

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]


                           CONTENTS

                                                             PAGE


        -  Unaudited Condensed Balance Sheets, June 30,
             1999 and December 31, 1998                        1


        -  Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             1999 and 1998, and from inception on July 3,
             1996 through June 30, 1999                        2


        -  Unaudited Condensed Statements of Cash Flows
             for the six months ended June 30, 1999 and
             1998, and from inception on July 3, 1996
             through June 30, 1999                             3


        -  Notes to Financial Statements                   4 - 8

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS



                                      June 30,   December 31,
                                        1999         1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash in bank                       $        -   $   21,138
  Cash held in trust                     12,169            -
                                    ___________  ___________
        Total Current Assets             12,169       21,138
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net                   -          566
                                    ___________  ___________

OTHER ASSETS:
  Organizational costs, net                 417          517
                                    ___________  ___________
        Total Other Assets                  417          517
                                    ___________  ___________
                                     $   12,586   $   22,221
                                    ___________  ___________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $        -   $    3,810
                                    ___________  ___________
        Total Current Liabilities             -        3,810
                                    ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding           -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,305,500 shares issued and
   outstanding                            2,306        2,306
  Capital in excess of par value         50,707       50,707
  Deficit accumulated during the
    development stage                   (40,427)     (34,602)
                                    ___________  ___________
        Total Stockholders' Equity       12,586       18,411
                                    ___________  ___________
                                     $   12,586   $   22,221
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

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the Three        For the Six       From Inception
                           Months Ended         Months Ended        on July 3,
                              June 30,             June 30,        1996 Through
                        ___________________  ___________________     June 30,
                           1999     1998       1999      1998          1999
                        _________ _________  _________ _________  _____________
REVENUE                 $      -  $      -   $      -  $      -    $       -
                        _________ _________  _________ _________  _____________

EXPENSES                   3,974         -      3,974         -        3,974
                        _________ _________  _________ _________  _____________
INCOME (LOSS) FROM
  OPERATIONS              (3,974)        -     (3,974)        -       (3,974)

OTHER INCOME:
  Interest                    73         -         73         -           73
                        _________ _________  _________ _________  _____________
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES            (3,901)        -     (3,901)        -       (3,901)

CURRENT TAX EXPENSE            -         -          -         -            -

DEFERRED TAX EXPENSE           -         -          -         -            -
                        _________ _________  _________ _________  _____________
LOSS FROM CONTINUING
  OPERATIONS              (3,901)        -     (3,901)        -       (3,901)
                        _________ _________  _________ _________  _____________
DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued network
   marketing operations        -    (6,899)    (1,924)  (14,386)     (36,526)
 Loss on disposal of
   network marketing
   operations                  -         -          -         -            -
                        _________ _________  _________ _________  _____________
LOSS FROM DISCONTINUED
  OPERATIONS                   -    (6,899)    (1,924)  (14,386)     (36,526)
                        _________ _________  _________ _________  _____________

NET LOSS                $ (3,901) $ (6,899)  $ (5,825) $(14,386)   $ (40,427)
                        _________ _________  _________ _________  _____________
LOSS PER COMMON SHARE:
 Continuing operations  $   (.00) $      -   $   (.00) $      -    $    (.00)
 Discontinued
  operations of network
  marketing operations         -      (.00)      (.00)     (.01)        (.02)
 Disposal of
  discontinued network
  marketing operations         -         -          -         -            -
                        _________ _________  _________ _________  _____________
        Loss Per Share  $   (.00) $   (.00)  $   (.00) $   (.01)   $    (.02)
                        _________ _________  _________ _________  _____________





   The accompanying notes are an integral part of these unaudited condensed financial statements.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                      For the Six       From Inception
                                      Months Ended        on July 3,
                                        June 30,         1996 Through
                                 _____________________     June 30,
                                    1999      1998           1998
                                 __________ __________  _______________
Cash Flows Provided by Operating
 Activities:
  Net loss                        $ (5,825)  $(14,386)    $ (40,427)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Loss on disposal of fixed
      assets                           537          -           537
     Depreciation expense               29         38           129
     Amortization expense              100        100           583
     Changes in assets and
      liabilities:
       Increase (decrease) in
        accounts payable            (3,810)     1,699             -
                                 __________ __________  _______________
       Net Cash Flows (Used)
        by Operating Activities     (8,969)   (12,549)      (39,178)
                                 __________ __________  _______________
Cash Flows Provided by Investing
 Activities:
  Payment of organization costs          -          -        (1,000)
  Certificate of deposit                 -     20,096             -
  Property, plant and equipment          -       (295)         (666)
                                 __________ __________  _______________
        Net Cash Provided (Used)
        by Investing Activities          -     19,801        (1,666)
                                 __________ __________  _______________
Cash Flows Provided by Financing
 Activities:
  Proceeds from common stock
   issuance                              -          -        71,100
  Payments for stock offering
   costs                                 -          -       (18,087)
                                 __________ __________  _______________
        Net Cash Provided by
        Financing Activities             -          -        53,013
                                 __________ __________  _______________
Net Increase (Decrease) in Cash     (8,969)     7,252        12,169

Cash at Beginning of Period         21,138     17,076             -
                                 __________ __________  _______________
Cash at End of Period             $ 12,169   $ 24,328     $  21,169
                                 __________ __________  _______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                      $      -   $      -     $       -
    Income taxes                  $      -   $      -     $       -

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

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Health Builders International, Inc. [a development stage company] (the Company) was organized under the laws of the State of Delaware on July 3, 1996. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company was formed to engage in the business of establishing a multi-level marketing network to provide customized mailing and fax services for various network marketing companies. On March 31, 1999, the Company discontinued its network marketing operations and is considering other business opportunities or possible acquisitions. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The   following  is  a  summary  of  equipment,  at  cost,  less   accumulated
  depreciation for the periods presented:

                                          June 30,   December 31,
                                            1999        1998
                                        ___________   ___________
          Equipment                      $      -      $     666
          Less Accumulated depreciation         -           (100)
                                        ___________   ___________
                                         $      -      $     566
                                        ___________   ___________

  Depreciation expenses for the six months ended June 30, 1999 and 1998 were $29 and $38, respectively.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 1999, the Company has available unused operating loss carryforwards of approximately $40,000, which may be applied against future taxable income and which expire in 2011 through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,600 and $11,900 as of June 30, 1999 and December 31, 1998, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,700 for the six months ended June 30, 1999.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors.

  Related Party Compensation - Certain relatives of officers and directors of the Company were paid a total of $0 and $1,244 in consulting fees during the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

  Office  Space  -  The  Company has not had a need to rent  office  space.   An
  officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 1999 and 1998, and from inception on July 3, 1996 through June 30, 1999:


                           For the Three        For the Six       From Inception
                           Months Ended         Months Ended        on July 3,
                              June 30,             June 30,        1996 Through
                        ___________________  ___________________     June 30,
                           1999     1998       1999      1998          1999
                        _________ _________  _________ _________  _____________
 Income (loss) from
  continuing operations
  applicable to common
  stock  (numerator)    $ (3,901) $      -   $ (3,901) $      -    $  (3,901)
                        _________ _________  _________ _________  _____________
 Gain (loss) from
  operations of
  discontinued network
  marketing operation
  (numerator)           $      -  $ (6,899)  $ (1,924) $(14,386)   $ (36,526)
                        _________ _________  _________ _________  _____________
 Gain (loss) from
  disposition of
  discontinued network
  marketing operations
  (numerator)           $      -  $      -   $      -  $      -    $       -
                        _________ _________  _________ _________  _____________
 Weighted average number
  of common shares
  outstanding used in
  earnings per share
  during the period
  (denominator)         2,305,500 2,305,500  2,305,500 2,305,500    2,185,057
                        _________ _________  _________ _________  _____________

  Dilutive earnings per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6 - DISCONTINUED OPERATIONS

  On March 31, 1999, the Company discontinued its network marketing operations. The total revenues generated by the discontinued operations amounted to $0 for the six months ended June 30, 1999 and $541 for the year ended December 31, 1998.

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

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - DISCONTINUED OPERATIONS [Continued]

  The following is a summary of assets of discontinued operations, at cost, less accumulated depreciation:


                                          June 30,   December 31,
                                            1999        1998
                                        ___________   ___________
          Equipment                      $      -      $     666
          Less Accumulated depreciation         -           (100)
                                        ___________   ___________
                                         $      -      $     566
                                        ___________   ___________


  Depreciation expenses for the six months ended June 30, 1999 and 1998 were $29 and $38, respectively.

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

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods presented without the reclassifications required by "discontinued operations" accounting principles:

                                     For the Six        From Inception
                                     Months Ended         on July 3,
                                       June 30,          1996 Through
                               _______________________      June 30,
                                   1999        1998           1999
                               ___________ ___________  ______________
         Revenue                $       -   $     476    $      541
         Expense                   (5,510)    (15,501)      (41,830)
         Other income (expense)      (315)        639           862
                               ___________ ___________  ______________
         Net loss               $  (5,825)  $ (14,386)    $ (40,427)
                               ___________ ___________  ______________
         Loss per share         $    (.00)  $    (.01)    $    (.02)
                               ___________ ___________  ______________

  Net Assets of the Company from discontinued operations consisted of the following and have been reclassified in the accompanying financial statements:

                                                   June 30,  December 31,
                                                     1999       1998
                                                 ___________ ___________
         Property and equipment, net              $      -    $    566
                                                 ___________ ___________
         Net assets of discontinued operations    $      -    $    566
                                                 ___________ ___________

                      HEALTH BUILDERS INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

  Letter of Intent - The Company has entered into a letter of intent wherein the Company would acquire all the issued and outstanding shares of common stock of MCY Music World Corporation, a Delaware corporation, in a stock-for-stock exchange. The Company proposes to issue approximately 50,000,000 shares of restricted post-split common stock in the exchange. In the event the acquisition is completed, the current shareholders of the Company would only own approximately 8% of the combined enterprise after the exchange. The current officers and directors of the Company would resign and the shareholders of MCY Music World Corporation would gain control (approximately 90%) of the Company. Ultimate consummation of the acquisition is subject to various terms including the signing of a Definitive Agreement.