Form 10QSB
period 1999-09-30
MCY COM INC /DE/
filed 1999-11-15
CIK 1020669

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1999
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-25167
                                       ------

                           MCY.COM, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

        Delaware                                             13-4049302
- -------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           1133 Avenue of the Americas
                               New York, NY 10036
                            -------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 944-6664

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

       53,979,988 at September 30, 1999 of common stock (.001 per value)

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          During the period covered by this report, the Company sold an aggregate of 6,322,333 shares of its common stock to investors pursuant to an exemption from registration afforded by Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended.

          The shares were offered and sold through Gruntal & Co., LLC, resulting in gross proceeds of $37,935,798 to the Company. After expenses of the Offering and commission of $3,435,798 which were paid to Gruntal, the Company realized net proceeds of $34,500,000. The Company additionally issued a warrant to Gruntal & Co., LLC which granted it the right to acquire up to 632,233 shares of common stock from the Company at a price of $6 per share.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MCY.COM, INC.

Date: 11/15/99                           By /s/ Bernhard Fritsch
      --------                               --------------------------------
                                             Bernhard Fritsch, CEO & Chairman
                                             and President

                                  MCY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

        COMMON STOCK .001 PAR VALUE. 53,979,988 SHARES OUTSTANDING AS OF
                              SEPTEMBER 30, 1999.

                               TAX ID #13-4049302

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                               $     31,519,000
   Sundry receivables                                                                               565,000
   Advances to officer                                                                              113,000
   Other current assets                                                                             361,000
                                                                                           ----------------

      Total current assets                                                                       32,558,000

Equipment and software, net                                                                       1,246,000

Intangible assets, net                                                                           28,257,000
Other assets, including security deposit and record company advances of $519,000 and
$168,000, respectively                                                                              864,000
                                                                                           ----------------

                                                                                           $     62,925,000
                                                                                           -----------------
                                                                                           -----------------
LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities, representing total
      Current liabilities                                                                  $      2,406,000
                                                                                           ----------------

Non-current liability:
   Deferred income taxes                                                                          1,467,000
                                                                                           -----------------
Commitments and contingencies (Note F)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 issued and outstanding                                                                   1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   53,979,988 shares issued and outstanding                                                          54,000

Additional paid-in capital                                                                      141,489,000
Deficit accumulated during the development stage                                                (54,344,000)
Cumulative foreign currency translation adjustment                                                  (27,000)
                                                                                           -----------------

                                                                                                 87,173,000
Unamortized deferred compensation                                                               (28,095,000)
Stock subscriptions receivable                                                                      (26,000)
                                                                                           -----------------
                                                                                                 59,052,000
                                                                                           -----------------
                                                                                           $     62,925,000
                                                                                           -----------------


SEE NOTES TO FINANCIAL STATEMENTS                                              2

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 8, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
1999


                                                                                                         FOR THE PERIOD
                                                                           FOR THE THREE MONTHS          JANUARY 8, 1999
                                                                                 ENDED                      THROUGH
                                                                            SEPTEMBER 30, 1999         SEPTEMBER 30, 1999
Revenue:
    Advertising revenue                                                $          165,000          $          165,000

Expenses:
   Research and development expenses                                   $       (1,095,000)         $       (1,339,000)
   Selling, general and administrative expenses                                (4,330,000)                 (7,884,000)
   Stock-based compensation                                                   (37,943,000)                (40,522,000)
   Amortization of acquired intangibles                                        (1,664,000)                 (1,664,000)
                                                                       -------------------         -------------------

                                                                              (44,867,000)                (51,244,000)
Deferred income tax benefit                                                       133,000                     133,000
                                                                       ------------------          ------------------

                                                                              (44,734,000)                (51,111,000)
Share of loss of predecessor companies                                                  0                     663,000
                                                                       ------------------          ------------------

NET LOSS                                                               $      (44,734,000)         $      (51,774,000)
                                                                       ==================          ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                  $(0.89)                     $(1.38)
                                                                               ======                      ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     50,295,000                  37,398,000
                                                                           ==============              ==============

SEE NOTES TO FINANCIAL STATEMENTS                                              3

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FROM JANUARY 8, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $   (51,774,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of equipment and software                                        122,000
        Amortization of intangible asset                                                             1,664,000
        Stock-based compensation                                                                    40,522,000
        Share of loss of predecessor companies                                                         663,000

        Deferred tax benefit                                                                          (133,000)
        Changes in:
           Receivables                                                                                (428,000)
           Other current assets                                                                       (171,000)
           Other assets                                                                               (459,000)
           Accounts payable, accrued expenses and sundry liabilities                                   647,000
                                                                                               ---------------

              Net cash used in operating activities                                                 (9,347,000)
                                                                                               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Datatek acquisition, net of acquired companies cash of $565,000                                  (1,748,000)
   Payment of security deposit                                                                        (619,000)
   Purchase of equipment                                                                              (408,000)
   Cost of developing internal-use software                                                           (590,000)
                                                                                               ---------------

              Net cash used in investing activities                                                 (3,365,000)
                                                                                               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                                                                (40,000)
   Proceeds from sale of stock, net of related costs                                                44,271,000

              Net cash provided by financing activities                                             44,231,000
                                                                                               ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    31,519,000
                                                                                               ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock for stock subscription receivable                                         $        26,000
   Issuance of stock and warrants in connection with Datatek acquisition                       $    25,590,000
   Deferred compensation to consultants and employees by issuance of options                   $    42,794,000



SEE NOTES TO FINANCIAL STATEMENTS                                              4

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999



NOTE A - THE COMPANY

MCY Music World, Inc. (the "Company") was incorporated on January 8, 1999 in the state of Delaware to acquire certain predecessor companies based in Germany (see Note B) and to further develop its planned operations, which include the creation and opening to the public of an online service platform to provide worldwide promotional and sales services for the music buying public and the music industry. The Company intends to operate an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads in an encrypted and enhanced format, as well as other products. The Company is in the development stage, since planned operations have not commenced.

On August 2, 1999, the Company completed a reverse merger into Health Builders International, Inc. ("HBI"), an inactive public company incorporated in the state of Delaware. The merger was consummated through an exchange of shares that resulted in stockholders of the Company holding 43,324,988 shares of common stock (excluding 131,667 shares of common stock issuable to creditors) or 90.4% of the outstanding common shares of HBI and 1,000,000 shares of Series 1 Preferred Stock (100% of such class) and existing stockholders of HBI holding 4,611,000 shares of common stock. The merger is being accounted for as a recapitalization. In connection with the merger, HBI changed its name to MCY.COM Inc. ("MCY.COM").

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, by definition, seek to create new markets for their innovative products and services. As shown in the accompanying financial statements, the Company has incurred a substantial net loss and the Company and its predecessor companies have generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. These conditions may result in a future write-down of the carrying value of the intangibles arising from the acquisition of the predecessor companies (reflecting their impairment), or a reduction in the remaining estimated lives of said intangibles, which may result in their accelerated amortization (see Notes C[6] and D). In order to Finance its continued development the Company is presently attempting to raise additional financing through a private offering of its common stock. However, there is no assurance that the Company will be successful in that effort, nor that it will ever attain profitable operations and operating cash flow.

NOTE B - ACQUISITION

On July 2, 1999, the Company acquired the assets of Datatek Services Limited ("Datatek") including the stock of MCY America, Inc. ("MCY America") and Fritsch & Friends Mediagroup GmbH ("Fritsch & Friends") (collectively the "predecessor companies") in exchange for cash of $1,050,000, 4,500,000 shares of the Company's common stock valued at $22,500,000 and 5-year warrants to acquire 2,000,000 shares of common stock at an exercise price of $5.00 per share, valued at $3,000,000, for an aggregate cost of $26,550,000. In addition, the Company agreed to pay to Datatek, on a quarterly basis, 1% of gross revenues either, (i) for a period of 20 years, or (ii) until such time as the payments total $9,000,000. As of the date of the acquisition, the predecessor companies owed the Company $1,243,000 representing the balance of loans made by the Company prior to the acquisition. The Company's founder, controlling stockholder and Chairman was the Chief Executive Officer, a director and owned a 47.5% beneficial interest in Datatek which was transferred to the other Datatek stockholders for no consideration immediately prior to the closing of the acquisition. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets that are required for the Company's intended business operations. The transaction has been accounted for as a purchase by the Company of a 52.5% ownership interest in the Datatek assets and a contribution to the Company of the 47.5% interest formerly owned by the Company's founder and controlling stockholder. Such contributed interest has been recorded at the predecessor basis to the controlling stockholder which approximates 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date. In addition, 47.5% of the loss of the

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999



NOTE B - ACQUISITION  (CONTINUED)

predecessor companies for the period from January 1, 1999 through July 2, 1999 is reflected in the Company's results of operations on the equity method and 100% of the results of operations of the predecessor companies are consolidated with those of the Company from July 2, 1999. The aggregate cost of the acquisition of the 52.5% interest, amounting to $27,793,000, including $1,243,000 of loans receivable from predecessor companies, reduced by $1,069,000 representing 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date has been allocated to assets acquired and liabilities assumed at date of acquisition as follows:

     Cash                                                                 $       565,000
     Sundry receivables                                                           137,000
     Due from related parties                                                     109,000
     Equipment and software, net                                                  370,000
     Other assets                                                                 146,000
     Intangibles (see Note D)                                                  29,921,000
                                                                          ---------------

                                                                               31,248,000

     Accounts payable, accrued expenses and sundry liabilities                  2,884,000
     Line of credit                                                                40,000
     Deferred income taxes                                                      1,600,000
                                                                          ---------------

                                                                                4,524,000
                                                                          ---------------

     Cost of net assets acquired                                          $    26,724,000
                                                                          ===============

The contingent consideration will be accounted for as royalty expense as it becomes payable. Also in connection with this transaction, founders of the Company agreed to return 2,000,000 shares of common stock, which were then canceled.

Assuming the acquisition had occurred as of January 8, 1999, the Company's unaudited pro forma net loss, including amortization of the acquired intangibles, would have amounted to $(54,840,000) or $(1.47) per common share for the period January 8, 1999 through September 30, 1999.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF PRESENTATION:

       The accompanying unaudited consolidated financial statements of MCY.com, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB, after elimination of all significant inter-company transactions and balances.

       It is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods.

       These statements should be read in conjunction with the Company's financial statements included in the Company's Current Report on Form 8-K dated October 13, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999



NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2]      CASH:

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution may exceed Federal Deposit Insurance Corporation and Securities Investor Protection Corporation limits.

[3]      EQUIPMENT AND SOFTWARE, NET:

       In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" costs related to the development of software in connection with the Company's Internet website, other than those costs incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over an estimated useful life of three years beginning when the software is ready for its intended use.

       Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

[4]      USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

[5]      STOCK-BASED COMPENSATION:

       The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, deferred compensation expense is recorded on the date of grant of employee options if the current market price of the underlying stock exceeds the exercise price of the option, and such deferral is amortized and charged to operations over the vesting period of the options. Options or stock awards issued to non-employees are valued using the fair value method and expensed over the period services are provided in accordance with the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."


[6]     IMPAIRMENT OF LONG-LIVED ASSETS:

       The Company evaluates the recoverability of its intangibles and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999



NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    REVENUE RECOGNITION:

       Upon commencement of planned operations, the Company will recognize revenue applicable to the delivery of music when the digital files are delivered or, in the case of revenue to be derived from the sales of CDs or music-related merchandise, upon shipment. Related royalties will be charged to cost of sales to match the recognition of revenue, as applicable.

[8] NET LOSS PER SHARE:

       Basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period including shares issuable to creditors after giving retroactive effect to a 2-for-1 stock split during May 1999.

       All share issuances prior thereto reflected in the accompanying financial statements have been retroactively adjusted to reflect the split.


[9]    FOREIGN CURRENCY:

       The assets and liabilities of the Company's German subsidiaries, whose functional currency is the Deutsche Mark, are translated into U.S. dollars at exchange rates as of the balance sheet date. Expenses are translated at the average of the rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

[10]   COMPREHENSIVE INCOME:

       The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for the period consists of the net loss and the loss from foreign currency translation.

[11]    SEGMENT INFORMATION:

       The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes that its operations, as they are presently developing, constitute a single, reportable segment. Non-U.S. equipment is immaterial.


NOTE D - INTANGIBLE ASSETS

In connection with the Company's acquisition of the predecessor companies (see Note B), the Company has recorded intangible assets comprised as follows:

        Technology and related contracts                                            $     4,410,000
        Record label contracts and catalogs                                                 630,000
        Excess of cost over fair value of identifiable net assets acquired               24,881,000
                                                                                    ---------------

                                                                                         29,921,000
        Less:  accumulated amortization                                                  (1,664,000)
                                                                                    ---------------

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999


                                                                                    $    28,257,000
                                                                                    ---------------
                                                                                    ---------------


The identifiable intangible assets are being amortized over a thirty-six month period and the excess of cost over fair value of identifiable net assets acquired is being amortized over a sixty-month period.

NOTE E - INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax asset and liability as of September 30, 1999 are as follows:

        Net operating loss carryforwards                                              $5,930,000
        Less: valuation allowance                                                     (5,930,000)
                                                                                     ------------
        Net deferred tax asset                                                                 0
        Excess of book basis over tax basis of identifiable intangibles               (1,467,000)
                                                                                     ------------
        Net deferred tax liability                                                   $(1,467,000)
                                                                                     ------------
                                                                                     ------------

As of September 30, 1999, the Company has an estimated United States net operating loss carryforward of approximately $11,000,000 which expires in 2019. As of December 31, 1998 Fritsch & Friends has an estimated net operating loss carryforward of approximately $2,169,000 (DM 3,637,000) under German tax law which does not expire. The Company has recorded a deferred tax asset fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized during the reversal period of existing taxable temporary differences, nor at any time thereafter.

The income tax benefit for the periods ended September 30, 1999 relates to the amortization of the identifiable acquired intangibles.

NOTE F - COMMITMENTS AND CONTINGENCIES

[1]      LEASE COMMITMENTS:

       The Company leases its facilities under noncancellable operating leases expiring through December 31, 2002. The Company also leases facilities under a month-to-month lease which requires a six month termination notice. During July 1999, the Company entered into a lease agreement for the period from September 1, 1999 through December 31, 2002. Such lease provides for an annual rental of $519,000 as well as certain additional amounts. The Company was also required to provide a security deposit equal to one year's lease payments. On October 1, 1999, the Company amended this lease to include additional space bringing the annual rental to $693,000. Pursuant to the amendment the Company provided an additional security of $174,000. Also, in September 1999, new office space was acquired in Munich, Germany for a term of 10 years beginning November 1, 1999 with the option to terminate on October 31, 2004. The lease provides an annual rent of $261,000 for the first 3 years increasing to $398,000 thereafter. The Company was required to provide a security deposit of $99,000.

       Future minimum annual lease payments as of September 30, 1999 are as follows:

                         FOR THE PERIODS ENDED
                             DECEMBER 31,
                   1999 (October 1 - December 31)          $180,000
                   2000                                    $983,000
                   2001                                    $961,000
                   2002                                    $976,000

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999


                   2003                                     398,000
                   2004                                     332,000
               Thereafter                                         0
                                                         $3,830,000
                                                         ==========




       Rent expense for the period ended September 30, 1999 approximated
       $125,000.

[2]      LEGAL PROCEEDINGS:

       The Company and certain of the predecessor companies, are parties to various claims and legal proceedings incidental to their business. Management believes that adequate liabilities to cover any resulting losses have been reflected in the accompanying financial statements, and that the outcome of these claims and proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE G - STOCKHOLDERS' EQUITY

The Board of Directors has the authority to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. On June 14, 1999, the Company designated and issued 1,000,000 shares of Series 1 Preferred Stock to its founder and Chairman for $1,000. Each of these shares entitles the holder to 100 votes for each share held on all matters submitted to a vote of stockholders. The Series 1 Preferred Stock does not carry any dividend, liquidation, conversion or preemptive rights.

In August of 1999, 121,667 shares of common stock (valued at $6.00 per share) were issued to creditors in satisfaction of $730,000 of debt. 10,000 shares previously issuable to creditors were cancelled by agreement.

On August 2, 1999, concurrently with the merger of the Company into HBI the Certificate of Incorporation of HBI was amended whereby it:

         - Effected a 2-for-1 stock split, increasing its authorized capital from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and increasing its outstanding common stock to 4,610,000 shares;

         - Designated 1,000,000 shares of its 10,000,000 authorized shares of preferred stock as Series 1 Preferred Stock, and

         - Changed its name from Health Builders International, Inc. to MCY.com, Inc.

Also on August 2, 1999, MCY.com completed its merger with the Company whereby a subsidiary of MCY.com merged with and into the Company with the Company becoming a subsidiary of MCY.com. In connection therewith, outstanding shares of the Company's common stock and preferred stock were converted, respectively, on a 1-for-1 basis into common and preferred shares of MCY.com having identical rights. Furthermore, all holders of options and warrants of the Company were given identical options and warrants of MCY.com under a newly adopted stock option plan, and their existing options and warrants were canceled.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999


In connection with the merger, holders of 4,000,000 shares of HBI common stock sold approximately 3,900,000 of such shares for $0.02 per share to certain of the Company's stockholders who also served as advisors to the Company. The Company recorded a compensation charge to operations of approximately $23,322,000 in connection with this transaction during August 1999.

On August 9 and 17, 1999, the Company sold an aggregate of 6,322,333 shares of common stock at a price of $6.00 per share, for net proceeds of $34,500,000 in a private placement. Additionally, warrants to acquire 632,233 shares of common stock at $6.00 per share were issued to a placement agent in connection with this private placement. Also in connection with this transaction the company paid $900,000 to other parties who facilitated the transaction.

At September 30, 1999 (i) warrants to purchase 33,333 and 50,000 shares of common stock at exercise price of $5.00 and $6.00 per share, respectively, issued to a service provider and a creditor were outstanding; (ii) warrants to purchase 2,000,000 shares of common stock at an exercise price of $5.00 per share issued in connection with the Datatek acquisition (see Note B) were outstanding and (iii) warrants to acquire 632,230 shares of common stock at an issuance price of $6.00 per share issued to a placement agent referred to above were outstanding.

NOTE H - OPTIONS

The Company adopted the 1999 Stock Incentive Plan, as amended (the "99 Plan") under which options (qualified or nonqualified) and other stock awards, covering an aggregate of 15,000,000 shares of common stock may be granted to employees, nonemployee directors and consultants. The exercise price established for any awards granted under the 99 Plan shall be determined by a Committee of the Company's Board of Directors. During the period ended September 30, 1999, options to purchase 6,539,400 shares of the Company's common stock under the 99 Plan have been granted to officers, other employees, directors and consultants of the Company at exercise prices ranging from $1.50 to $12.50 per share. Generally, options become exercisable over periods ranging to three years and expire ten years from the date of grant. The Company has reserved 5,000,000 shares of common stock for issuance under the 99 Plan. During the period ending September 30th in connection with the resignation of certain employees, non-vested options previously granted for 315,000 shares were cancelled. Additionally, with respect to such employees, the period over which vested options are exercisable was limited to 90 days from date of resignation. Subsequent to September 30, 1999, the Company issued additional options to employees to purchase a total of 50,000 shares of common stock at an exercise price of $12.50 per share.

The following table presents information relating to stock options outstanding at September 30, 1999.

                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          ---------------------------------------    --------------------------
                                                        WEIGHTED
                                          WEIGHTED       AVERAGE                      WEIGHTED
                                          AVERAGE       REMAINING                     AVERAGE
           EXERCISE                       EXERCISE       LIFE IN                      EXERCISE
             PRICE          SHARES         PRICE          YEARS         SHARES         PRICE
           --------        --------      ----------    ----------      --------      -----------

           $1.50           2,719,400       $1.50         5              439,940      $1.50
           $3.00              60,000        3.00         5                6,000       3.00
           $3.20           2,800,000        3.20         5            1,400,000       3.20
           $6.00             325,000        6.00         5               30,000       6.00
           $9.50             200,000        9.50         5                    0       9.50
          $10.00             110,000       10.00         5                    0      10.00
          $12.50              10,000       12.50         5                    0      12.50
                              ------                                  ----------     -----

                           6,224,400       $2.94                      1,875,940      $2.85
                          ==========       =====                      =========      =====

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30,1999



The effect of applying Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to the Company's net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during the period ended September 30, 1999, has been estimated at $8.92 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 100%, a risk-free interest rate range of 5.7-6.0% and an expected life of eight years from date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value of the options at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share for the period January 8, 1999 through September 30, 1999 would have been as follows:

            Net loss - as reported                      $(51,774,000)
                                                        ============
                     - pro forma                        $(55,684,000)
                                                        ============
            Net loss per share - as reported                $(1.38)
                                                            =======
                                - pro forma                 $(1.49)
                                                            =======

NOTE I - RELATED PARTY TRANSACTIONS

On July 29, 1999, the Company entered into a license agreement with its principal stockholder who is also the Company's Chairman and CEO for exclusive worldwide rights to certain technology. The license shall continue to be in effect as long as compensation equal to 0.25% of gross revenues is paid annually to the CEO until the later of 20 years or the expiration of the underlying patents as provided in his employment agreement.

At September 30, 1999, advances to the Company's Chairman and CEO totaled $113,000.

See Note B for information with respect to the Datatek acquisition.

NOTE J - SUBSEQUENT EVENTS

In October, 1999, the Company issued 251,000 shares of common stock at $6 per share, pursuant to the August offering. Net proceeds from this issuance amounted to $1,384,770. In connection with this offering, the placement agent received warrants to acquire 25,100 shares of common stock at an exercise price of $6.

MCY.COM, INC. STAGE AND SUBSIDIARIES
(A DEVELOPMENT COMPANY)



 MANAGEMENT'S DISCUSSION AND ANALYSIS: ANALYSIS OF RESULTS AND PLAN OF OPERATION

MCY is a development-stage company and as such has had minimal revenue during the course of its existence. Through December 31, 1998, MCY and the companies which it has acquired in the Reorganization had accumulated losses of approximately $5.4 million, a substantial portion of which had been expended in development of MCY's digital music distribution platform and brand. On a historical basis from January 1, 1999 through September 30, 1999, MCY and the companies which it has acquired in the Reorganization incurred losses of roughly $51.8 million. This amount includes non-cash expenditures of $40.5 million for share compensation. Such amount includes $23.3 million in connection with the merger of Health Builders, $2.7 million to employees and certain contractors, and $14.5 million of deferred compensation in connection with stock options issued. The majority of MCY's remaining expenditures were incurred in further development of the MCY product and brand.

During August 1999, MCY received a net equity infusion of cash amounting to $34.5 million. These funds are being used for the following:

         -        marketing and promotional activities

         -        the purchase of rights for distribution of music content

         -        software and hardware

         - strategic alliances, especially in the area of consumer electronics expansion of software development activities

         - general operating activities, including expansion of staff from the current level to roughly 100 full-time employee equivalents

MCY anticipates that it has sufficient resources to satisfy the cash requirements for MCY and MCY.com over the next twelve months.

                              CERTAIN TRANSACTIONS

Set forth below are certain transactions in securities of MCY and MCY.com since the formation of MCY. All share numbers presented below have been adjusted to reflect the two-for-one split of the common stock of MCY effected on May 20, 1999.

MCY

On April 26, 1999, MCY issued an aggregate of 35,661,352 shares of common stock to its stockholders (net of 2,000,000 shares returned on July 2, 1999 as described below). This amount includes: 25,282,652 shares issued to founders; 1,857,480 shares which MCY was contractually obligated to issue to employees and consultants prior to its incorporation; and 8,521,220 shares issued on April 26, 1999 to employees and consultants for services rendered.

On April 29, 1999, MCY issued 200,000 shares of common stock to its legal counsel for services rendered.

Between May 5 and May 17, 1999, MCY sold 363,636 shares of common stock to an investor at a purchase price of $2.75 per share, 2,400,000 shares of common stock to the same investor at a purchase price of $3.75 per share and 200,000 shares of common stock to an additional investor at a purchase price of $5.00 per share.

On June 14, 1999, MCY issued 1,000,000 shares of Series 1 preferred stock to Mr. Bernhard Fritsch for $1,000.

In connection with the Reorganization, on July 2, 1999, MCY issued an aggregate of 4,500,000 shares of common stock to Datatek, as well as warrants to purchase an additional 2,000,000 shares of common stock, exercisable over five years at an exercise price of $5.00 per share. The warrants contain customary anti-dilution protection. Mr. Bernhard Fritsch and Mrs. Sibylle Fritsch returned to MCY an aggregate of 2,000,000 shares of common stock of MCY for cancellation pursuant to the reorganization.

On July 2, 1999, MCY issued a former officer of MCY, options to acquire an aggregate of 400,000 shares of common stock issuable at an average exercise price of $3.00. The officer resigned from his position with MCY in September 1999.

MCY.COM AND HEALTH BUILDERS

Effective on the closing of the Merger, Health Builders (MCY.com's predecessor) enacted a 2-for-1 forward stock split, increasing the number of issued and outstanding shares of its common stock to 4,610,000. In connection with the Merger, Health Builders amended its Certificate of Incorporation; whereby it (I) increased its authorized capital from 50,000,000 shares of common stock to 100,000,000 shared of common stock; (ii) designated 1,000,000 shares of Preferred Stock "Series 1 Preferred Stock"; and (iii) changed its corporate name from Health Builders International, Inc. to MCY.com, Inc. In addition, on the closing of the Merger, MCY.com (formerly Health Builders) issued (A) 43,241,655 shares of MCY.com Common Stock to the holders of the common stock of MCY, (B) 2,000,000 warrants to the holders of MCY warrants, (C) options to holders of MCY options to acquire shares under the Health Builders 1999 Incentive Option Plan, and (D) 1,000,000 shares of Series 1 Preferred Stock to Bernhard Fritsch, the holder of Series 1 preferred stock of MCY. Furthermore, all of the former officers and directors of MCY.com resigned and the current officers and directors were elected.

In connection with the Merger, the holders of approximately 4,000,000 shares of Health Builders common stock agreed to sell approximately 3,900,000 of such shares to two current stockholders of the Company and their associates for $0.02 per share.

Through the period July - September 1999, MCY.com issued an aggregate of 6,224,000 options at exercise prices ranging from $1.50 per share to $12.50 per share pursuant to MCY's Incentive Option Plan to certain employees, consultants and directors. MCY also issued 121,667 shares of common stock to creditors and canceled 410,000 shares of common stock which were to be issued to a consultant and issued as payment for accrued interest. MCY also issued warrants to purchase 33,333 shares of common stock at an exercise price of $5.00 per share and warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share.

In August, 1999, MCY.com issued 6,322,333 shares of MCY.com Common Stock at $6.00 per share in connection with a private offering of securities. The net proceeds of the offering were approximately $34,500,000. The Placement Agent received warrants to acquire 632,230 shares of MCY.com Common Stock at an exercise price of $6.00 per share in connection with this Offering.

In October, 1999, MCY.com issued 251,000 shares of MCY.com Common Stock at $6.00 per share pursuant to the Prior Offering. The net proceeds of the offering were $1,384,770. The Placement Agent received warrants to acquire 25,100 shares of MCY.com Common Stock at an exercise price of $6.00 per share in connection with this offering.