Form 10KSB
period 1999-12-31
MCY COM INC /DE/
filed 2000-03-30
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

[.] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 333-9809


                                  MCY.COM, INC.
                 (Name of Small Business Issuer in its charter)

                Delaware                              13-4049302
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                     1133 Avenue of the Americas, 28th Floor
                            New York, New York 10036
              (Address of principal executive offices and zip code)

                                 (212) 944-6664
                (Issuer's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

     Title of each class                 Name of each exchange on which
     to be so registered                 each class is to be registered
     None                                None

Securities to be registered under Section 12(g) of the Act:   None

                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X      No
             ------       ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's revenues for its most recent fiscal year:  $343,000.

         The aggregate market value of the voting common stock held by non-affiliates of the registrant (36,339,320 shares) as of March 23, 2000 was $517,835,310 (computed by reference to the average bid and asked price ($14.25) of such common equity).

         The number of shares outstanding of the issuer's common stock as of March 23, 2000: 59,635,004.

                                                 TABLE OF CONTENTS

Item Number                                                                                             Page Number

PART I............................................................................................................3

   ITEM 1.       DESCRIPTION OF BUSINESS..........................................................................3
   ITEM 2.       DESCRIPTION OF PROPERTY.........................................................................23
   ITEM 3.       LEGAL PROCEEDINGS...............................................................................24
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................25

PART II..........................................................................................................26

   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................26
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......................................30
   ITEM 7.       FINANCIAL STATEMENTS............................................................................35
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE......................................................................................36

PART III.........................................................................................................37

   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT...............................................................37
   ITEM 10.      EXECUTIVE COMPENSATION..........................................................................39
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................42
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................44
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K................................................................46

SIGNATURES.......................................................................................................48


PART I

ITEM 1...DESCRIPTION OF BUSINESS

         MCY.com, Inc. owns and operates an Internet website located at http://www.mcy.com. Our website provides an interactive environment and virtual music store where music buyers can: (i) view concert events and purchase various music products and services including digital music downloads and pay-per-view "webcast" events, which are events or performances broadcast over the Internet;
(ii) obtain information on various artists, musical genres, new music releases, concert events, articles and reviews; and (iii) view videotaped and real-time artist interviews and concerts.

HISTORY

         The concept behind our business was developed by Mr. Bernhard Fritsch, our chief executive officer, who has been involved in the production and marketing of multi-media and electronic music entertainment products since 1979. In 1991, Mr. Fritsch formed Fritsch & Friends Audio Produktions GmbH (now Fritsch & Friends Mediagroup GmbH or "Fritsch & Friends") for high-end audio post-production and multimedia content production, sales and distribution. Starting in 1995, Fritsch & Friends entered into the nascent field of Internet digital music distribution. MCY Music World, Inc. ("MusicWorld") was incorporated on January 8, 1999 in the state of Delaware to acquire certain predecessor companies based in Germany and to further develop its planned operations, which include the creation and opening to the public of an online service platform to provide worldwide promotional and sales services for the music buying public and the music industry. On August 2, 1999, MusicWorld completed a reverse merger into Health Builders International, Inc. ("HBI"), a public company incorporated in the state of Delaware which had no commercial operations at the time of the merger. The merger was consummated through an exchange of shares that resulted in stockholders of MusicWorld holding 43,324,988 shares of common stock (excluding 121,667 shares of common stock issuable to creditors) or 90.4% of the outstanding common shares of HBI and 1,000,000 shares of Series 1 Preferred Stock (100% of such class) and existing stockholders of HBI holding 4,611,000 shares of common stock. The merger is being accounted for as a recapitalization and retroactive effect has been given to the recapitalization in the accompanying financial statements. In connection with the merger, HBI changed its name to MCY.com, Inc. (the "Company").

         On July 2, 1999, MusicWorld acquired the assets of Datatek Services Limited ("Datatek") including the stock of MCY America, Inc. ("MCY America") and Fritsch & Friends (collectively the "predecessor companies") in exchange for cash of $1,050,000, 4,500,000 shares of MusicWorld's common stock valued at $22,500,000 and 5-year warrants to acquire 2,000,000 shares of common stock at an exercise price of $5.00 per share, valued at $3,000,000, for an aggregate cost of $26,550,000. In addition, the Company agreed to pay to Datatek, on a quarterly basis, 1% of gross revenues either, (i) for a period of 20 years, or
(ii) until such time as the payments total $9,000,000. As of the date of the acquisition, the predecessor companies owed MusicWorld $1,243,000 representing the balance of loans made by MusicWorld prior to the acquisition. MusicWorld's founder, controlling stockholder and Chairman was the Chief Executive Officer, a director and owned a 47.5% beneficial interest in Datatek which was transferred to the other Datatek stockholders for no consideration immediately prior to the closing of the acquisition. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets that are required for MusicWorld's intended business operations. The transaction has been accounted for as a purchase by MusicWorld of a 52.5% ownership in the Datatek assets and a contribution to MusicWorld of the 47.5% interest formerly owned by MusicWorld's founder and controlling stockholder. Such contributed interest has been recorded at the predecessor basis to the controlling stockholder which approximates 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date. In addition, 47.5% of the loss of predecessor companies for the period from January 1, 1999 through July 2, 1999 is reflected in the Company's results of operations on the equity method and 100% of the results of operation of the predecessor companies are consolidated with those of the Company from July 2, 1999. The aggregate cost of the acquisition of the 52.5% interest, amounting to $27,793,900, including $1,243,000 of loans receivable from predecessor companies, reduced by $1,069,000 representing 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date has been allocated to assets acquired and liabilities assumed at date of acquisition as follows:


         Cash                                                                    $        565,000
         Sundry receivables                                                               137,000
         Due from related parties                                                         109,000
         Equipment and software, net                                                      370,000
         Other assets                                                                     146,000
         Intangibles                                                                   28,321,000
                                                                                   --------------

                                                                                       29,648,000
                                                                                   --------------

         Accounts payable, accrued expenses and sundry liabilities                      2,884,000
         Line of credit                                                                    40,000
                                                                                 ----------------

                                                                                        2,924,000
                                                                                   --------------

         Cost of net assets acquired                                                 $ 26,724,000
                                                                                     ============

         The contingent consideration will be accounted for as royalty expense as it becomes payable. Also in connection with this transaction, founders of MusicWorld agreed to return 2,000,000 shares of common stock, which were then canceled. Assuming the acquisition had occurred as of January 8, 1999, the Company's unaudited pro-forma net loss, including amortization of the acquired intangibles, would have amounted to $(73,467,000) or $(1.66) per common share for the period January 8, 1999 through December 31, 1999.

         Our principal executive offices are located at 1133 Avenue of the Americas, 28th Floor, New York, New York 10036, and our telephone number is
(212) 944-6664. We also have the following 7 wholly-owned subsidiaries: (i) MCY Music World, Inc., a Delaware corporation, which acts as our operating company;
(ii) MCY America, Inc., a New York corporation; (iii) MCY Events Inc., a Delaware corporation; (iv) MCY Latin, Inc., a Delaware corporation; (v) Fritsch & Friends Mediagroup GmbH, a German corporation; (vi) MCY Europe GmbH, a German corporation; and (vii) MCY West, Inc., a California corporation. MusicWorld is our operating company. From time to time we may use the terms "we", "our" or the "Company"; such terms refer to MCY.com, Inc. and our subsidiaries.

PRODUCTS

         Our website was launched in June 1999 and features a selection of digitally downloadable audio files from our music library. Our music library holds a broad range of music from independent record labels and recording artists. We currently offer consumers "NETrax downloads" of music and pay-per-view "streams" of concerts and music performances. "Streaming" is a method of transmission via the Internet, similar to traditional broadcast of radio or television, that transmits audio files or video files to a user's computer in such a manner that the user is unable to make a digital recording for future use. Prior to the advent of "streaming technology", Internet users could not initiate the playback of audio or video clips until such content was downloaded in its entirety, resulting in significant waiting times. As a result, live broadcasts of audio content over the Internet were not possible. "Streaming" allows audio or video segments to be played immediately as they are downloaded from the Internet, rather than first being stored in a file in the receiving computer. Streaming is accomplished by way of web-browser "plug-ins" which decompress and play the audio or video file in "real-time". "Plug-ins" are accessory programs such as software upgrades and additions that enhance a main application such as enabling an existing software program to be compatible with or operate with another software program or software file format.

         The Moving Pictures Experts Group has developed a popular non-proprietary format called the MPEG-1 Audio Layer 3 or "MP3" that allows audio files to be compressed to approximately 1/12th of their original size with no audible loss of quality. These compressed MP3 files can be downloaded very quickly (an entire compact disc or CD, converted to MP3 format, can be downloaded over a cable modem in approximately 20 minutes). We distribute our audio files using a proprietary enhanced and encrypted version of the MP3 format called "NETrax." We expect the NETrax format to offer several compelling advantages compared with the currently available MP3 technology, including:

         o        Anti-piracy features to prevent unauthorized duplication.

         o Excellent sound quality of downloaded audio files ("16-bit stereo" which is the quality of stereo sound available on a
                  CD).

         o Instantaneous sales "tracking" ability to drive marketing and promotional campaign research. "Tracking" is the process by which we utilize information obtained from users of our website including purchases by users and payments due to licensors, rights holders, publishing agents, administrators and publishers.

         o Point of sale royalty tracking to ensure prompt and accurate payment to artists and license holders.

         We intend to offer CDs and music-related merchandise including T-shirts, videos and books through our website during 2000.

STRATEGY

         We intend to become a global retailer of digitally downloadable music, music-related products and services, and an Internet broadcaster of music events. Key elements of our business strategy include:

         Focus on Digital Music Distribution. We are focused on digital music distribution. We believe that adoption of digitally downloaded music will increase slowly over the next two to three years as broadband adoption increases and as handheld electronic playback devices gain penetration into consumer markets. Until such time as digital music distribution reaches critical mass, we offer and intend to continue to offer, in addition to our catalog of digital music tracks, unique webcast events from "top artists" and mail order distribution of compact discs ("CD's") to maintain consumer engagement and site traffic. We believe that the future of the music industry lies with digital distribution and we will attempt to "convert" our webcast and CD mail order customers to digital music purchasers by offering special promotions including free NETrax downloads. Our research and development efforts have been and will continue to be focused on achieving a position as a premier online distributor of digital entertainment media. Pending widespread adoption of digital music distribution by the mass consumer market, we expect that our primary source of revenue will come from pay-per-view webcasts of live events, sponsorship, advertising and sublicensing rights. We expect digital download revenues to be our primary source of revenue commencing in 2003. We currently generate revenue primarily from advertising on our website and sponsorship of webcast streaming events. We currently charge for webcast events and digital downloads, however, revenue from such sources has been minimal.

         Broaden Retail Content. We negotiate directly with labels, artists and rights holders to acquire music for retail digital distribution. We have licensed an extensive catalog of music in a variety of genres and intend to continue our efforts in this regard, including a deal signed in February 2000 to digitally deliver limited content from Arista Records, Inc. (a record label owned by BMG) artist LFO. Although we do not yet have rights to distribute content provided by the other three major record label companies, namely Sony Music Entertainment, Inc., Universal/Polygram Records and Warner/EMI Music Group, we do not believe that such distribution rights are a requisite for our business. To the extent that we do not obtain any further content owned or controlled by the "major" labels, we may proceed with a strategy of dealing directly with top artists to acquire music directly from such artists. However, because most internationally recognized artists typically sign multi-year exclusive recording contracts with record labels, negotiations with such artists may be limited.

         Expand Rights of Ownership and Exploitation. In addition to securing rights for the digital download of music files and the streaming of music events, we intend to secure rights for distribution via other media including CD, CD-ROM, DVD and television. We believe that by acquiring comprehensive master and/or distribution rights to a music work or performance, we can (i) generate revenues through sublicensing, (ii) create unique advertising and sponsorship opportunities, and (iii) control the introduction of and access to music in the market place to maximum benefit.

          Expand Entertainment Content. Our strategy is not to be simply a retail site, but to become a music and digital entertainment destination and content owner and creator. In order to achieve this goal, we have and intend to continue to seek out unique content such as videotaped interviews, articles and music reviews. These items are a part of our library of digital entertainment content, some of which is only available through MCY. By expanding the type of content we offer, we intend to differentiate ourselves from our competitors.

         Establish a Brand Name. We promote the "MCY.com" brand through the exploitation of our "top star" webcast events. We have webcast numerous "top star" events such as Michael Jackson, Luciano Pavarotti and Paul McCartney on a no fee basis to bring traffic to our web site and promote our brand. We will offer additional webcasts on a pay-per-view basis commencing March 2000 from leading artists and bands such as The Backstreet

Boys, NSync, Pete Townshend, Puff Daddy, Steel Pulse and others. In addition, we intend to market and promote the "MCY.com" brand through online and conventional marketing channels.

         Engage in Customer Profiling and Direct Marketing. We obtain information about our website's use, our customers' preferences and purchase history through our customers' emails and communications. This data will enable us to market directly to our customers through email, to further customize our website, and to tailor product development and promotions to customers' tastes.

          Provide Superior Customer Service. Our focus is to provide consumers with streamlined and efficient shopping processes, advanced features, instant delivery of digital products, rapid turnaround and delivery of mail order products and fast and friendly responses to customer inquiries. In key areas such as fulfillment and order tracking of mail order purchases, we may outsource all or a portion of these activities to organizations with expertise in these functions.

         Maintain Technological Leadership. We currently possess technology which we believe is superior to the technology of our competitors, especially in the field of secure digital music distribution. We intend to maintain this competitive advantage by continuing to emphasize further research and development. Our belief that such technology is superior to that of our competitors is based upon our evaluation of the current SDMI Phase I requirements which rely on "watermarking" technology which allow the tracing of the source of a digital file, however, does not prevent the unauthorized use of the file. Under our technology, unauthorized access to digital content is prevented using MMP encryption technology licensed from the Fraunhofer Institute (for a more comprehensive description of this technology refer to the Encryption subsection of the TECHNOLOGY section).

         Actively Pursue Globalization. We plan to develop a network of international regional-specific operations that will provide services to regional music buyers in the United States, Europe, Japan and Latin America in areas such as selection and local language "interface", or the electronic screen containing information data fields for information or data to be provided by a computer user. Through region-specific operations, we aim to provide an interface which is sensitive to local language, tastes and interests. It is important to note that many major markets are oriented towards domestic content that most online providers do not offer. Accordingly, we will attempt to develop a global network which actively maintains local sites and seeks local content to exploit the growth of global online markets.

MARKETING

         Our marketing efforts are focused initially on the United States and Germany and will be expanded as appropriate worldwide. Marketing is primarily focused on: (i) increasing awareness and trial of MCY's digital music experiences and products, and (ii) increasing consumer and trade awareness and understanding of the MCY brand and of digital music.

         MCY Audiences. Our consumer marketing is focused more on targeting affinity groups (i.e. "Boy Band fans") than demographic groups. Nonetheless, we track and assign priority to the four dominant demographic groups: "Boomers" (ages 34-52); "Gen X" (Ages 25-33); "Gen Y" (ages 18-25), and "Teens" (ages 12-17).

         We also target current and potential partners from the music, Internet and technology industries.

Marketing Plan

         We intend to utilize both traditional and alternative conduits in an effort to reach our target audiences through the following actions:

         Marketing Initiatives. Event sponsorship, online promotion and webcasts are the predominant vehicles through which we intend to target and attract consumers. We promote and broadcast premium events and concerts from our website on a regular basis. Our webcasts to-date include the live 8-hour webcast of the Michael Jackson & Friends concert from Munich in June 1999, the exclusive webcast of Luciano Pavarotti from Helsinki in November 1999, and the live webcast of Paul McCartney from the Cavern Club in Liverpool in December 1999. We are under contract to webcast the Backstreet Boys Millennium Tour in March 2000, NSync's No Strings Attached Tour commencing in the summer of 2000, the Puff Daddy & Friends European Tour and Pete Townshend's Lifehouse Concert. We selectively sponsor the events that we webcast, for which we receive primary brand positioning at the concert venue and in supporting print, television and radio promotions.

         MCY.com Website and Artist "Portals". Our retail website is designed to enable customers to quickly find, sample and purchase digital music experiences. In order to maximize consumer use of and return to the website, we have developed "portals" for our top artists that showcase our artists' digital music offerings, including downloads and events, and provide unique information, interviews and community features. We believe that these portals provide a "sticky" experience that prolongs repeat fan visits to our website and reinforces our brand through increased artist affinity and fan service.

         Marketing Materials. We have created a range of marketing materials for distribution to members of the press and business communities. Materials include a corporate brochure, fact sheet, and press kit (containing press releases, fact sheets, biographies and photographs).

         Global Public Relations. Our public relations are focused on increasing the exposure of the MCY brand and music offerings to consumers, partners (music, technology and Internet), investors and "influencers" worldwide. "Influencers" or "Influentials" are people, companies or organizations who by their nature, demographic or interests reach and influence a target audience of individuals or consumers. To date we have received coverage in the United States and in Germany through media outlets including Time Magazine online, The New York Times, Wall Street Journal, the Los Angeles Times, Der Spiegel, Bild, Billboard, Variety, Hollywood Reporter, ABC, NBC, CNBC and CBS Radio.

         Trade Shows. Following our industry launch at Cannes MIDEM in January 1999, we increased our exposure to the music and online industries by attending trade shows including the AFIM and MIDEM Americas Music Conferences and the New York Music and Internet Expo. For MIDEM in January 2000, we constructed a new modular trade show booth for scalable use in future shows. We have attended several other music industry and Internet trade shows to build excitement including PopKomm, IMX, IFA, CMC, Webnoize, Internet World, Digital Hollywood and MIDEM and the New York Music and Internet Expo in 2000. As a result of our participation in these conferences and our media coverage, we have been asked to be on panel discussions at Digital Hollywood at the Consumer Electronics Show, CMC, the American Conference Institute and MIDEM.

         Strategic Alliances. We maintain a number of strategic alliances to obtain marketing, music and technological support for our products, our product development and for retail purposes. We have established a relationship with Mediaways GmbH ("Mediaways"), a subsidiary of Daimler-Chrysler Information Systems or Debis, and the European service provider for America Online, for networking services and bandwidth services for the operation of our website that provides digital downloads. Under our agreement with Mediaways we make monthly payments and certain other payments to lease the server, for server hosting and for the bandwidth. On December 31, 1999, we entered into a website linking and co-branded site development agreement with US West Communications Services, Inc. ("US West") under which we have agreed to develop a MCY/US West co-branded website to sell digital music downloads on the US West Internet and in-development digital subscriber line ("DSL") sites. The initial term of the development agreement is for one year from December 31, 1999 to December 30, 2000. We have the right to renew the agreement for an additional two years upon written notice thirty days prior to the expiration of the initial term. Under the agreement, we pay a monthly payment of $ 25,000 to US West. In return, US West has agreed to place our website as a digital music destination in its narrowband and broadband (DSL) portals. The narrowband portal will be a co-branded site with a US West navigation bar. The broadband co-branded site will be part of US West's DSL portal called "Online Avenue". US West will receive a percentage of all digital download sales, after expenses, made through the portals. The co-branded site is expected to be implemented in the second quarter of 2000.

         Advertising. Our advertisements, including but not limited to, banner advertisements, buttons and newsletters have appeared on internet portals (such as Yahoo!, MSN and RealNetworks), on official artist fan club sites (such as www.backstreetboys.com), unofficial artist fan club sites (such as www.geocities.com), musical destination websites (such as Opera News and Sony) and musical affinity websites (such as www.bolt.com). Our banner advertisements, including the banner advertisement for the Pavarotti webcast in November 1999, are intended to leverage well-known artists who are featured in our catalog, thus benefiting from the promotional dollars which have already been spent establishing these artists' reputations. We have also developed and will continue to expand print advertising campaigns. To date, we have placed advertisements in newspaper publications including the New York Times, Wall Street Journal and London Times and entertainment industry magazine publications including Billboard and Variety. Since inception, we have spent approximately $
2.2 million on advertising and related activities.

         On and Offline Advertising. To date, we have advertised our products and website through co-op radio spots and paid print advertising in the New York Times, Wall Street Journal, Times of London, Billboard and

Variety. We intend to expand paid and co-op television, radio and print advertising efforts in 2000 in the United States, Germany and the UK, with primary objectives including: (i) promoting consumer trial of our "top-star" events and digital music products (leveraging existing consumer brand awareness of these artists), (ii) building consumer awareness, understanding and trial of our brand and retail websites, and (iii) building awareness of key strategic developments among our investor and trade audiences.

         Alternative Online Media. We utilize inexpensive alternative online media, including chat groups and bulletin boards, to communicate in "real time" with consumer, investor, trade and business audiences.

OPERATIONS

         Potential customers can find MCY on the World Wide Web at the addresses www.mcy.com, www.mcy.de, www.musiconclick.com and www.entertainmentonclick.com. Our commercial websites are routed through our main servers in the United States and in Germany. The websites located at www.mcy.com and www.mcy.de are currently identical except that the language of the website located at www.mcy.de is in German. The websites provide details about the full range of our products including all digital music files stored in our digital warehouse. Our websites are periodically redesigned to improve appearance and functionality.

Searching and Selecting

         Our consumers will be able to search, "pre-listen", select and purchase items online using our sales platform. A "pre-listen" is a short sample of a song or musical performance, between 15-25 seconds, that allows the consumer and/or potential purchaser of a download to listen to a portion of the song for evaluation purposes. Our search engine allows consumers to locate music according to song title, artist and album title. Our website also supports "genre-based" browsing and we have plans to develop approximately 11 music categories to be further divided into over 100 specific sub-categories. "Genre-based" refers to classifying music by a certain type or style such as classical, rock/pop, R&B or country. The customer can base his or her selection on a wide variety of available pre-listens, including pre-listens for most digitally downloadable selections. A pre-listen allows a customer to listen to a short segment of an individual song in 8-bit sound quality at no cost. The customer can then make a decision whether to purchase such song. Digital downloads vary in price from $0.99 per song to $1.99 per song. Webcast pay-per-view events will have varying prices starting from approximately $3.99 depending upon the popularity of the event, length of the segment ordered and whether other products are ordered with the event.

Ordering and Payment

         Orders are made using a customer "shopping cart". A "shopping cart" is a screen which shows downloads or other items that the consumer has selected for purchase. The shopping cart may also contain downloads that the consumer or user has previously purchased on our website. Payments can be made using most major credit cards. We utilize Cybercash and Paylinx software to transmit transactions to our merchant bank account. American Express, Bridgeview Bank and The Chase Manhattan Bank (Visa, Mastercard) provide us with merchant services for transaction authorization, address verification and transaction processing.

Delivery of Digital Download

         Once a customer has paid for a song for digital download the customer may obtain that song by clicking on its icon in the customer's browser. The song is automatically downloaded onto the customer's hard drive. Download time may range from less than 30 seconds per song (for high-speed connections) to over 10 minutes per song (for 28.8K modems). "28.8K Modems" refers to computer modems which connect a user's computer to the Internet via traditional phone lines and have a maximum data transfer rate of approximately 28.8 kilobytes per second. To listen to digitally downloaded selections, customers must register and download a free NETrax player which is encoded based on each user's profile. Customers who download a song can replay that song only on their own NETrax player, which is fitted with an individual encryption code, making our Internet music sales more secure than traditional retail sales. Songs can be downloaded 24 hours a day.

Delivery of Mail Order

         Mail order CDs are not currently available on our website but are expected to be available in 2000. We do not maintain a physical inventory of CDs, instead, we will rely on an international distribution and fulfillment provider for our fulfillment and mail order delivery. This should allow us to offer an extensive selection of CDs while avoiding the high costs and capital requirements associated with owning, warehousing and distributing product from inventory. When the customer orders a pre-recorded product for mail order delivery, we expect that the ordered product will generally be shipped to the customer within 48 to 72 hours.

Sales Support

         We intend to outsource mail order customer service functions to a fulfillment partner. Otherwise, customers can contact us by e-mail with questions, comments and suggestions or call a toll-free telephone number. We plan to hire customer service representatives and intend to expand our staff as traffic increases. We provide our online customers with answers to frequently asked questions, such as inquiries about payment, credit card security and digital downloads.

TECHNOLOGY

         We have developed, licensed and integrated systems which enable online retailing and digital delivery in secure and user-friendly formats. With a combination of proprietary solutions and licensed technologies, we have established systems for online content delivery and online transaction processing, and are close to the completion of systems for sales and royalty tracking and electronic data interchange. As of January 18, 2000, Mr. Bernhard Fritsch had filed patent applications based upon previously filed provisional applications for several key technological inventions including our sales and royalty tracking systems, shopping list, and the personalized NETrax player which he has licensed to us. We can give no assurance as to when the patent applications will be approved or the patents granted. The U.S. Patent and Trademark Office states in its 1998 Annual Report which is located on its website at www.uspto.gov/web/offices/com/annual/1998/ that "at the end of fiscal year 1998, cycle time (or processing time) [for applications] averaged 16.9 months, with 32 percent of applications processed in 12 months or less....By the end of FY 1999....we expect to process 75 percent of inventions in 12 months or less, with an average cycle time of 10.9 months." In addition, Mr. Fritsch has licensed certain trademarks to us under a license agreement. The exclusive worldwide license has a term of either the later of twenty (20) years or the expiration of any patents licensed thereunder, and requires that we pay Mr. Fritsch an annual fee of $1,000. Mr. Fritsch may terminate the license if we fail to pay Mr. Fritsch compensation equal to 0.25% of our gross revenue pursuant to the terms of his employment agreement. In December 1999, we also filed several other strategic trademark applications and registered corresponding uniform resource locators.

Digitization

         When we obtain the rights for digital distribution of a given recording from a recording company or artist, the record company or artist must give us a copy of the master recording. This recording is immediately sent to our digitization factory to be digitized. Digitization is the process of converting digital or analog music into digital audio files that can be compressed into files which can be downloaded through our website. We use MP3 technology which we employ pursuant to a non-exclusive license from Thomson Consumer Electronic Sales GmbH, the licensor. Under this license agreement, we are required to pay a royalty payment to the licensor of 1% of our gross revenue from digital downloads with a US$15,000 annual minimum. The license agreement was effective on January 1, 1999 and expires on the expiration date of the last to expire of the licensed patents. In addition to digitization of files, information on each digitized track (artist, title, length, rightsholder information, etc.) is entered into our database.

Encryption

         To overcome industry fears of online piracy, we use advanced encryption and security protocols to ensure that transactions conducted on our website are secure and music selections cannot be pirated or unlawfully distributed over the Internet. Our download technology is based on an encryption technology called Multimedia Protection Protocol or "MPP". Our subsidiary, Fritsch & Friends, currently has a non-exclusive perpetual license from Fraunhofer Institut fur Integrierte Schaltungen to incorporate Version 1 of its proprietary MMP software into our products which enables us to offer for download encrypted versions of songs recorded in the MP3 format. Fritsch & Friends entered into the non-exclusive perpetual license agreement with the Fraunhofer Institut on March 20, 1997. Under the license agreement, a payment of DM 25,000 was due on March 20, 1997 and a payment of DM 25,000 was due on June 30, 1997. On May 14, 1999, we entered into a non-exclusive five year license with Fraunhofer Gesellschaft zur Forderung der angewandten Forschung e.V. for the use of Version 2 of its MMP software which will enable us to provide more advanced encryption capabilities, such as downloads that can only be played a limited number of times, and allow us to sublicense the technology to our strategic alliance partners. Under the license agreement, we pay a royalty payment of DM 468,000 in consideration of the rights and license granted to us.

Digital Warehouse

         Our digital warehouse is used to store all digital tracks. Our warehouse is run on a SUN E4000 server hosted by the global network of Mediaways which provides "connectivity" and communication between our network and global and local internet service providers. "Connectivity" refers to the connection between various computer resources that make up the MCY web site. This system allows audio files to be distributed effectively worldwide. Our digital warehouse has the capacity to store up to 5,000,000 tracks. Our servers are monitored on a 24-hour basis by technology personnel and are protected by firewalls and other security technologies. "Firewalls" are software security systems that attempt to prevent unauthorized access to the MCY site, systems and the data contained on those systems.

Sales and Royalty Tracking

         To overcome industry concerns about royalty payments, we are offering proprietary software which, when fully developed, is intended to automatically track royalty disbursements. Our proprietary software network will also offer the music industry a number of exclusive features including fast, global tracking of sales and activities which will be continually updated 24 hours a day for instant marketing feedback and analysis.

RESEARCH AND DEVELOPMENT

         Our research and development activities cover various areas, including database programming, website management, player development, digitization, interface design, "cybercasting" and network management. "Cybercasting" refers to the digital transmission, in this case, specifically via the Internet, of digital entertainment data (by analogy, the computer network version of a traditional broadcast). Our development team has specialists in each of these areas which are continuously updated. We have several development priorities including: (i) the creation of "plug-ins" to allow for compatibility of the NETrax format with hardware players and other software players; (ii) the completion and enhancement of sales and royalty tracking software; (iii) the introduction of personalization software to support "one to one" relationships with customers; (iv) the further development of genre-based features and other proprietary content; and (v) the development of advanced marketing tools. "Plug-ins" are software upgrades and additions that enable an existing software program to be compatible with or operate with another software program or software file format. Research and development costs will continue to be incurred as our business evolves. From inception to December 31, 1999, we have spent approximately $ 2.1 million on research and development.

COMPETITION

Key Success Factors

         We compete against a number of technology companies that are offering or plan to offer products, services or technologies for the digital delivery of music over the Internet. We believe that in the near future, the keys to success in the market for retail sales of digital downloads will be categorized into the areas of content and product/technology. Other important factors will include quality of management, marketing strategy and strategic alliances. Based on an analysis of our existing competition, our main priorities are (i) the aggressive acquisition of exclusive premium music distribution rights; (ii) the production and sale of unique entertainment experiences from these rights; and (iii) the development of the MCY brand.

DIGITAL DISTRIBUTION

         General. There are currently few established players in the field of retail distribution of digital audio files and fewer still engaged in secure retail distribution. We believe that eventually only three to five main competitors will exist and a substantial number of smaller companies focusing on niche markets. In addition to our company, we believe the main players are currently Amazon.com, CDNow, Emusic and Liquid Audio. These companies are expected to have significant market share in the United States. Because major record labels have been slow to commit themselves to digital distribution, some companies such as a2b music, Lucent, Microsoft and Liquid Audio have focused on the development of a standard audio player for digitally downloaded music. The challenge they represent is that they license their software to major existing or new distributors (such as EMI's reported licensing of Liquid Audio's technology), which will then become our main competitors in the digital distribution market. A second group of potential competitors includes companies such as Emusic.com Inc., AudioSoft and Artist Direct (MJuice), which appear to be trying to build a digital distribution presence mainly by licensing content from small independent labels. A third group of competitors includes the major record labels themselves which may elect either to operate or launch their own websites for the delivery of digital music downloads or to partner with online retailers other than MCY.com, Inc. Finally, a major challenge to our success and to the recording industry as a whole is the increasingly popular free, unlicensed distribution of digital downloads for play on the widespread MP3 audio players from companies such as MP3.com, which denies artists and the record industry their share of the revenue.

Pre-recorded CDs

         The online mail order market is currently dominated by several companies whose major advantage is that they have succeeded in developing brand awareness. We believe the two dominant players in online CD sales are CDNow and online retail giant Amazon.com. We do not expect to gain a substantial share of this market.

INDUSTRY BACKGROUND

Growth of the Internet and Online Commerce

         The Internet has become an increasingly significant global medium for online commerce and communications allowing millions of people to share and transfer information electronically. International Data Corporation estimates that 97 million people worldwide in 1998 had access to the Internet, and projects that this number will almost triple to approximately 310 million users by the year 2002. The total value of services and products purchased over the Internet is expected to expand even more rapidly over the next five years to the extent that online shopping gains greater acceptance among buyers and sellers.

Retail Sales in the Music Industry

         The International Federation of the Phonographic Industry estimates 1998 sales reached $38.7 billion. Industry projections anticipate steady growth in the global market, since sales of music and entertainment products traditionally remain strong even during times of economic downturn. Market Tracking International estimates that revenue from the sale of prerecorded music will reach nearly $47 billion by the year 2004.

Online Sales of Music

         In 1998, Jupiter Communications estimated that online sales of prerecorded music would increase exponentially, reaching $2.6 billion by the year 2003. Recent developments suggest that there may be even faster growth, especially considering both the rapid adoption of Internet shopping by customers and the superior momentum which the digital music download medium has gained recently. Online retailers have the potential to build large, global customer bases quickly, and at a considerably lower cost than traditional music retailers. Online music retailers can offer 24 hour shopping, the ability to pre-listen to music samples and the opportunity to download music from a repertoire much wider than that offered through even the largest music stores. Online retailers are also free from the physical constraints of traditional music retailing which requires high-traffic retail locations, considerable inventory and the need to primarily limit inventory to high turnover items.

Digital Distribution of Music

         Industry participants generally expect that digital distribution will play a major role in the future of the music industry, because it provides numerous advantages for both consumers and record companies. Currently, digital distribution is in its infancy and overall revenue is quite low, partially because the majority of digital distribution is presently done both illegally and free of charge and partially because of the lack of broadband access available to the general market (Jupiter Communications estimates less than $1 million in sales occurred in 1998). Nevertheless, many industry participants believe that the rapid development of the digital distribution market will occur as broadband access becomes available to most households due to the numerous advantages of digital distribution for both record companies and consumers (see figure below). Despite the numerous advantages of digital distribution, there is still controversy as to how quickly this new medium will be adopted. Factors which may hinder the development of the digital distribution market are primarily related to the reluctance of record labels and customers to embrace the new technology and the slow speed at which music is currently downloaded. See "Risk Factors".

                       ADVANTAGES OF DIGITAL DISTRIBUTION

----------------------------------------------------------       -----------------------------------------------------
             BENEFITS TO THE RECORD COMPANY                                    BENEFITS TO THE CUSTOMER
----------------------------------------------------------       -----------------------------------------------------
Margins can jump from between $2 to $3 per CD (10-15             Immediate availability of all selections for
songs) to between $0.42 to $0.84 per song                        download -- no need to physically visit the
                                                                 retailer or to wait for mail order delivery
Elimination of costs of manufacturing, distribution,
packaging and warehousing                                        Simple, fast, secure online selections and payment

Elimination of inventory obsolescence                            High quality audio (16-bit stereo)

Tracking of up-to-date, precise information on music             Access to pre-listens on 100% of available
sales and trends                                                 selections

Ability to pre-test popularity of releases and change            Ability to select individual songs, rather than
pricing policy immediately based on sales trends                 full albums

Improved access to information on customer demographics          Lower prices (made possible by the elimination of
and preferences                                                  substantial overhead)

Ability to market out-of-print and less popular items at         Large assortment of available songs/albums,
no cost to the label                                             including formerly out-of-print items

Worldwide market reach -- all titles available in all
markets
----------------------------------------------------------       -----------------------------------------------------

         We plan to entice customers and record companies to adopt the new technology at an accelerated pace through strategic alliances, aggressive promotions, premium content, high-quality digital delivery, high security levels and excellent service. We believe that the widespread adoption of digital download technology will occur over the next several years and predict that the total revenue from digital distribution in the year 2003 could be as much as $2 billion out of overall anticipated online music sales of over $4 billion. This belief is based on the fact that digital distribution presents clear advantages to record companies, artists and consumers. In addition, technological solutions to the major obstacles to industry growth are being rapidly developed. We can give no assurance, however, that our predictions regarding the total revenue and margins to be generated from digital distribution will be accurate or that digital distribution will be able to generate such revenue.

Consumer Market

         Recent research by ICONOCAST indicates that there are already 10 million Internet users who shop for music online. The vast majority of these users are between the ages 25 and 45, with the age group 35 to 44 representing 31% of all purchasers. Previous studies have shown that it was exactly this generation of customers who have reduced their music purchases as a result of their frustration with the music shopping experience in consumer-unfriendly music stores, leading to sluggish market growth. We believe that user-friendly online shopping will encourage a resurgence of music purchases from this generation of customers and that the number of online music buyers will increase dramatically, creating opportunities for both digital and mail order distributors. In addition, we believe that digital distribution has great potential to succeed in attracting music customers with several search engines. Digital distributors are capable of providing greater benefits to the customer than mail order in almost all of these areas, and especially in the two most important areas of price and selection.

         While we believe that digital distribution as a source of music has recently become known to consumers, we recognize that there are several obstacles to be overcome before digital distribution will be widely accepted by the consumer market. As with the introduction of the compact disc, changes in customer behavior will need to occur to allow digital distribution to succeed on a large scale. One aspect of such behavior is that customers must adapt to the concept of digital downloads, rather than CDs, as a medium for music distribution. We believe that broadband access and the speed with which music can be digitally downloaded through broadband access will accelerate the adoption of the digital distribution of music. The speed with which music listeners adopted compact disc technology in the 1980s suggests that music buyers adapt quickly when a superior technology is introduced and made available at reasonable prices. However, there can be no assurance that music listeners will adopt digital downloads as they did compact disc technology. A second issue that the music industry is starting to address is that technology must allow customers to listen to music obtained through digital downloads where and when they wish. Although hardware and software that allows for the reproduction of digital downloads onto CDs, tapes and minidisks currently exists and prices for such technology have been decreasing rapidly, this new technology has not yet been fully adopted by the general public.

Supplier Market -- Content

         The rights to distribution of musical content are the single most important "input" for music distributors, including online distributors such as our company. The supply market is divided among the five major record labels, which, in the aggregate, account for almost 80% of the record industry's revenue, and smaller independent record labels which account for the remainder. The independent labels can be further categorized as large independents, of which there are approximately 50, medium independents, which number in the hundreds, and small independents, of which there are several thousand. We currently acquire download and downstream rights directly from artists, record labels and master rights owners. We currently have contractual downloading or downstreaming rights agreements with over 80 record labels. We do not yet have any rights to distribute content provided by Sony Music Entertainment, Inc., Warner/EMI and Universal/Polygram and we have the rights to digitally deliver only limited content from Arista Records (a record label owned by BMG).

         The major obstacle to the development of the digital distribution market has been the reluctance of major record labels to license their content for use by online distributors permitting digital downloads. Their hesitation is based mainly on fears of Internet music piracy, as well as concerns about having to shut down CD pressing plants, and an unwillingness to create conflict with existing retail channels. In response to the piracy issue, the major record labels have joined with the Recording Industry Association of America, a coalition which is attempting to define standards for the digital distribution of music through the Internet, to promote the Secure Digital Music Initiative ("SDMI"). We are a participant in SDMI and expect to play an active role in the determination of a secure digital distribution format. A threat to the major record companies is that the use of the Internet will not only lead to a shift in the method of purchase but will also alter the total volume and composition of music actually purchased, facilitating the direct distribution of material from artists to customers and the mass distribution of previously localized independent offerings. Thus, there is great scope for digital music distribution even without the participation of the leading record labels. At the same time, we believe that the growth of digital distribution will force the major labels to participate in this expanding market.

Technology Issues

         The Internet, a platform which allows companies to fulfill customer needs by providing 24-hour sales, ease of use, and effective search and purchase mechanisms, has become more a competitive necessity than a competitive advantage. The battle within the mail order industry has thus shifted away from technology issues to issues of brand and content. For digital distributors, however, the issue of content raises a crucial technological consideration. Major record labels and artists will not license their music for digital distribution without software that protects their music against unauthorized copying and that allows them to gain quick access to sales and royalty data. We believe that through our advanced encryption and sales-tracking software, we will be able to meet the needs of the major record labels although we can give no assurance that the major record labels will adopt our technology.

         A second technological issue is download time. Through the Internet, it can take over 10 minutes to download an individual song using a 28.8K modem. The future of digital downloading will thus depend heavily on the spread of "broadband" high-speed connections through cable and digital subscriber lines. "Broadband" refers to an Internet connection system which allows a computer to connect to the Internet with a data transfer rate that exceeds traditional dial-up services that utilize standard telephone service and connect using 28.8K and 56K modems.

         A third technological issue is the playback of digital downloads. Since customers are not accustomed to using the computer as a vehicle for music playback, they will require equipment that allows them to listen to digital downloads when and where they want. Equipment that makes digitally downloaded music playable through media other than the computer is becoming widely available. It is currently possible to record digitally downloaded music from one's computer onto conventional media such as CDs, cassettes, or minidiscs. In addition, the first "walkman"-like players of digital downloads have recently been introduced. The current players generally store from 32MB to 64MB of audio data (up to 30 songs); however, manufacturers have announced plans to introduce players with greater memory capacity which will allow music fans to carry a large volume of music with them in a pocket-sized player. Further developments are expected to allow the playing of digital downloads through home and automobile stereos. This field is developing rapidly and we believe that customers will soon be able to enjoy their digital downloads wherever and whenever they want. There can be no assurances, however, as to whether or when such developments will be made available to the public in a format that is widely accepted.

The Economics of the Business

         Gross Margins. Gross margins for digital distribution are expected to be almost double those for online mail order distribution of compact discs. This is because the only unit cost items for digital distribution are mechanical royalties (7-10 cents per song), license fees (40-80 cents per song), credit card fees (6-8 cents per song) and server charges (20-30 cents per song), which generally total between 70 cents and a dollar per song. CDs are more expensive because record companies must also be compensated for manufacturing, packaging, warehousing, distribution and the cost of pressing unsold albums. For online mail orders, customers must also bear the added cost of delivery. Advertising and merchandise sales can further augment margins, but the volume of revenue in these areas will not be as large.

         The following are gross margin estimates:


TYPE OF SALE                          PRICE              DIRECT COSTS         GROSS PROFIT          GROSS MARGIN
------------                          -----              ------------         ------------          ------------
Compact Disc (1)                  $12 - $15/CD             $9 - $13              $2 - $3              15% - 25%

Digital Download                  $1 - $2/song         $0.58 - $1.16(3)       $0.42 - $0.84              42%

Advertising                        $40/CPM (2)                $6                   $34                   85%

Merchandise (T-shirts,           $10 - $20/unit            $5 - $10             $5 - $10                 50%
videos, etc.)

----------------------

(1)      Does not include postage and handling, which is billed separately.
(2)      Cost per thousand impressions.
(3) The following assumptions were used in arriving at the direct costs related to digital downloads as a percentage of per song revenue:

         - Cost per download based on 1999 megabyte transfer rate:                      5%
         - Credit card processing cost of 3% per download:                              3%
         - Thomson MP3 patent license of 1% per download:                               1%
         - Bernhard Fritsch 0.25% trademark license fee on download revenue:            0.25%
         - Mechanical royalty is fixed at $.07 per song or 0.5% of each download:       5%
         - Datatek shareholder technology royalty on downloads:                         1%
         - Master license fee is 40% of sales price to artist for download:             40%
         - Commission agents 4% of MCY share; i.e., 2.4% per download:                  2.4%
                                                                                        ----
                  Total percentage of download revenue considered direct cost of sale:  58%
                                                                                        ====

         Projections and statements regarding gross margins achievable through the sale of digital downloads are based on current existing and reasonably foreseeable market conditions. Due to the rapidly changing Internet and online music markets, however, we can give no assurances that the markets will not experience significant changes including, but not limited to, increased costs for the transmission of digital files, increased credit card and transaction processing fees, a change in the royalty payment structure for digital downloads and increased licensing costs which changes could have a material adverse effect on the gross margins achievable from the sale of digital downloads.

         Indirect Costs. Brand development requires significant up-front expenditures on sales and marketing activities. For example, leading electronic retailers such as Amazon.com and CDNow spend 25-50% of their revenue on sales and marketing, while smaller Internet companies typically spend an even greater percentage. Since online banner advertisements cost roughly $30 to $40 per thousand "impressions" and "click-through rates" are generally 1% to 2%, advertisers pay $1.50 to $4.00 just to get potential customers to look at their sites. "Impressions" is an advertising/media term that quantifies the exposure of media and advertising to members of the target audience, such as consumers. "Click-through rates" are the rates at which an Internet user clicks on or selects images, links or advertisement banners which are present on the page of a website currently being viewed and which bring the user through to the various pages on the website or to another site represented by the image, link or advertisement banner on a particular page. With purchase rates of 2% to 3%, advertisers can pay more than $50 to make a first sale. This investment in new customer acquisition should be recouped in the long term through repeat purchases and word-of-mouth. Nevertheless, it is this single cost item which to date has caused most "E-commerce" companies to remain unprofitable. "E-commerce", otherwise known as electronic commerce, is the process of browsing, shopping and making purchases via the Internet. Research and development is also a significant expense item in this technology-driven industry. Based on a comparison with selected E-commerce companies, this expense item typically amounts to from 5% to 10% of sales, with the relative percentage declining as sales increase.

RISK FACTORS

LIMITED OPERATING HISTORY

         We were organized in January 1999. Our predecessors, for operating history purposes, were Datatek Services Limited, originally formed in November 1997, MCY America, Inc., originally formed in December 1997, and Fritsch & Friends Audio Productions GmbH, originally formed in 1991. We have no operating history upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets, such as an Internet-based digital music delivery service. To achieve and sustain profitability, we believe we must, among other things, do the following: (i) provide compelling and unique content to Internet music users; (ii) effectively develop new and maintain existing relationships with artists and music content providers; (iii) continue to develop and upgrade our technology and network infrastructure; (iv) respond to competitive developments; (v) successfully introduce enhancements to our existing products and services to address new technologies and standards; and
(vi) effectively sell our products and services. We can give no assurance that we will be able to successfully provide an Internet-based digital music delivery business.

HISTORY OF LOSSES; ANTICIPATED LOSSES; NEGATIVE CASH FLOW

         Our research, development, sales, marketing and general and administrative expenses have resulted in significant losses and are expected to continue to result in significant losses for the foreseeable future. The entities we acquired in the reorganization incurred cumulative net losses of approximately $5,410,000 through December 31, 1998, while we and the acquired entities (on a historical basis) incurred consolidated net losses of $69,713,000 (including non-cash charges of approximately $49,904,000 for share compensation) for the year ended December 31, 1999. As of December 31, 1999, we had generated only $343,000 in revenues from operations. We can give no assurance that we can achieve, sustain or increase revenues or profitability in the future. There also can be no assurance that our revenue will increase in the future or that we will achieve or maintain profitability or generate cash from operations in future periods. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future. We can give no assurance that we can achieve, sustain or increase revenues or profitability in the future.

UNPROVEN BUSINESS MODEL; ABILITY TO DEVELOP PRODUCTS AND MARKET

         Our business model for generating revenue streams through the distribution of digital music downloads, online sales of CDs, pay-per-view live events and website advertising fees from third parties and sublicensing rights is unproven. Use of the Internet by consumers as a medium for entertainment and for downloading music is at an early stage of development and acceptance of related services is highly uncertain. Leading record labels continue to take a highly conservative approach to permitting the digital distribution of their recordings through the Internet because they fear illegal copying and are unwilling to create conflicts with their existing distribution relationships.

         As a result, our future success will depend significantly upon our ability to successfully:

         o deliver entertaining and compelling music-related content over the Internet;
         o attract a sufficient number of users to our websites to purchase digital downloads, streaming pay-per-view events, music and related merchandise and to attract advertisers to our websites;
         o develop and maintain volume usage of our digital music distribution services;
         o establish and maintain licensing and distribution relationships with record companies, producers, artists and other rights holders; and
         o        maintain our digital distribution technology.

         Our business, results of operations and financial condition would be materially adversely affected if:

         o we are unable to develop Internet content that allows us to attract, retain, and expand a loyal user base;
         o downloading of musical content over the Internet is not widely accepted by consumers;
         o the technology for listening to digitally downloaded material is not widely available, not available on a timely basis at reasonable prices or is not otherwise convenient or portable for the consumer;
         o the technology we use to prevent illegal copying of music content proves to be ineffective;
         o we are not able to successfully compete with other entities offering services and products similar or superior to our services and products;
         o we are unable to anticipate, monitor, and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract a sufficient number of users to our websites; or
         o there are significant delays in the rollout, penetration or acceptance of broadband services such as DSL or cable modems in the consumer market.

DEPENDENCE ON MAJOR RECORD COMPANIES AS SUPPLIERS OF CONTENT

         The rights to distribution of musical content are the single most important "input" for music distributors. The supply market is divided among the four major record label companies including Bertelsmann Music Group, Inc., Sony Music Entertainment, Inc., Warner/EMI and Universal/Polygram Records, which in the aggregate account for the majority of the record industry's revenue, and smaller independent record label companies. While we recently signed a limited content agreement with Arista Records, Inc. with respect to the artist LFO, we do not have any content agreements with Sony Music Entertainment, Inc., Warner/EMI or Universal/Polygram Records. If we do not succeed in obtaining additional or material licenses for digital music distribution from one or more of the major record labels, we will be limited in the content we can offer on our website. Although we have established arrangements with artists and independent labels directly and are developing our own artists, we can give no assurance that we will be able to enter into arrangements with major record labels or that we can successfully exploit other sources of revenue.

RAPID GROWTH MAY STRAIN OUR RESOURCES

         We expect to grow rapidly in the future. If we are correct in this expectation, such growth will place a significant strain on our managerial, operational and financial resources. To manage any such growth, we will be required to implement and improve our managerial controls and procedures and operational and financial systems. In addition, we will be required to hire, train, integrate, manage and retain our workforce including technical support, advertising, sales and business development staff. Locating and retaining qualified personnel in our business is extremely competitive. We can give no assurances that we have adequately allowed for the costs and risks associated with our proposed expansion or that our systems, procedures or controls will be adequate to support our operations. We can also give no assurances that we will be able to successfully locate, train and integrate personnel into our workforce.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL

         Our future success depends upon the continued services of certain key management personnel including Mr. Bernhard Fritsch. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. We have a five year employment agreement with Mr. Fritsch which includes a non-competition provision which prohibits Mr. Fritsch from gaining employment with or associating or investing in any entity in the United States which is involved in the digital distribution of music for a period of one year after the termination of his employment with us. We have also entered into a license agreement with Mr. Fritsch for the use of certain significant intellectual property rights, including with respect to the technology and patents, when and if granted, for the encryption, shopping cart and royalty tracking features of our delivery and sales systems. This license agreement, however, only continues in effect so long as we continue to pay Mr. Fritsch compensation of 0.25% of our gross revenue as provided in his employment agreement, and will survive the termination of Mr. Fritsch's employment, so long as such payments are made. Furthermore, under the terms of the license agreement between MCY and Mr. Fritsch, Mr. Fritsch possesses sole discretion over whether further prosecution of any patent applications with respect to such technology will continue. Several of our employees, including Mr. Fritsch, have entered into agreements agreeing, among other things, not to compete with us if they leave MCY. If those employees, including Mr. Fritsch, breach those agreements and become employed by or associated with one of MCY's competitors, such action will likely have a materially adverse effect on our business, results of operations and financial condition. We have no key-man life insurance for any of our officers or directors.

NEED FOR ADDITIONAL FINANCING; FINANCING MAY NOT BE AVAILABLE; FUTURE DILUTION

         We may need to raise additional funds to do the following:

         o Pay cash advances to record labels and artists to gain distribution rights for top quality content;
         o Invest in aggressive marketing, advertising and promotional campaigns to develop our brands and NETrax brands;
         o Purchase new hardware and software to support our development, the development of our websites and the development of our technology;
         o Establish studio/production facilities for creation and editing of proprietary content;
         o Acquire or partner with other complementary businesses or assets;
         o Develop content acquisition and digital retail outlets in non-U.S. markets to provide cross cultural access for consumers;
         o        Fund working capital and/or other obligations.

         If we raise additional funds by issuing equity or convertible debt securities in the future, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited.

DIFFICULTIES ASSOCIATED WITH BRAND DEVELOPMENT

         The importance of brand recognition will increase in the future as the number of websites providing digital music delivery increases. There are many music distributors and other retailers, both online and traditional, which enjoy customer brand recognition and may attempt to compete with us in the digital distribution and streaming pay-per-view markets. Many of these distributors have superior financial strength and resources. We believe that establishing and increasing awareness of our brand and the technology it represents is a critical aspect of our efforts to continue to attract customers and content providers. We will need to invest heavily in "top star" webcasts and brand development in order to establish, maintain and/or increase our market presence. We can give no assurances that our efforts to build brand awareness will be successful or that we will have sufficient financing to pursue brand development successfully.

THE YEAR 2000

         The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This may have resulted in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Our systems and software (both licensed and proprietary) are relatively new and we have not experienced any Year 2000 issues related to our internal systems. We can give no assurance that the systems of suppliers or other companies on which we rely have been converted in a timely manner and will not have a material adverse effect on our systems. Additionally, we can give no assurance that the third party computer systems necessary to maintain the viability of the Internet or any of the websites that direct consumers to our websites have not experienced or will not experience Year 2000 problems.

SIGNIFICANT COMPETITION

         The market for online promotion and distribution of music and music-related products is competitive. Barriers to entry on the Internet are relatively low and competition is likely to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competition could result in reduced margins, lower growth or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL LIABILITY FOR INFORMATION DISPLAYED ON OUR WEBSITES

         We may be subject to claims for defamation, libel, violation of privacy, copyright or trademark infringement or claims based on other theories relating to the information we publish or gather on our websites. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be subject to claims based upon the content that is accessible from our websites through links to other websites. Our insurance may not adequately protect us against these claims.

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet merchandising medium. In addition, we may be subject to "hacker attacks" such as those recently made on the sites of companies including Yahoo!, Inc., eBay, Inc. and E*Trade Group Inc. We may be required to expend significant capital resources to protect against the threat of such security breaches or "hacker attacks" or to alleviate problems caused by such events. We can give no assurance that our Internet operations are completely secure against potential interruptions or that we can alleviate the problems should they occur.

INTELLECTUAL PROPERTY

         We expect to rely on a combination of patent law, copyright law, trademark law, contract law, and other intellectual property protection methods to protect our musical content, license rights, and proprietary technology and information, but we can give no assurance that such laws will provide sufficient protection or that the laws will not be amended or repealed. Our chief executive officer, Mr. Fritsch has applied for the registration of trademarks used by us in the United States and internationally, and has applied for "intent to use" trademark registrations for a number of trademarks, including "MCY," "MCY.com" and "NETrax," in the United States Patent and Trademark Office ("USPTO"). In 1999, we also filed several other "intent to use" trademark applications including for the following: "on click", "music on click" and "entertainment on click". We can give no assurance that the USPTO will grant the requested trademarks. We believe that our use of material on our websites is protected under current provisions of copyright law. However, effective trademark, copyright, and other intellectual property protection may not be available in every country in which our musical content and technology are distributed or made available through the Internet. We can give no assurance that our methods of protecting our proprietary rights in the United States or abroad will be adequate. In addition, because patent law relating to the scope of claims in the technology field in which we do business is still evolving, the degree of future protection for our proprietary and licensed rights is uncertain.

         Mr. Fritsch is pursuing patent protection with respect to certain technology that is important to us, including the encryption, shopping cart and royalty tracking technology. Mr. Fritsch has filed patent applications for these technologies in the United States. We can give no assurance that any patents will be issued. Until such time as such patents are issued, if ever, the license will be ineffective to grant any patent rights with respect to this technology. Moreover, Mr. Fritsch is under no obligation to pursue the prosecution of these patent claims. See "Risk Factors - Dependence on Key Management Personnel", "-Dependence on Licensed Technology and Music Rights". We can give no assurance that others will not develop technologies that are similar or superior to ours, that third parties will not copy or otherwise obtain and use our content or technologies without authorization and that we will be able to continue to maintain our rights to information, including webcasting of popular sound recordings, downloadable music samples, and artist, entertainment and other information. If we are unable to offer such information, such failure will be likely to have a material adverse effect on our business, results of operations, and financial condition.

         There are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights of others. We can give no assurance that patent or intellectual property litigation will not be asserted by third parties in the future. If any such claims are asserted and determined to be valid, we can give no assurance that we will be able to obtain licenses of the intellectual property rights in question on reasonable terms. If we become involved in any patent dispute, other intellectual property dispute, or action to protect proprietary rights, our involvement, regardless of outcome, will likely have a material adverse effect on our business, results of operations, and financial condition. If any litigation is determined against us, such adverse determination may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from manufacturing and selling our products. In addition, we can give no assurance that any of the provisional patent applications to which we have exclusive rights will result in issued patents, that we will develop additional proprietary technologies that are patentable, that any patents licensed or issued to us or our strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties, or that patents of others will not have an adverse effect on our ability to do business. Furthermore, we can give no assurance that others will not independently develop similar, alternative or superior technologies, or design around the patented technologies developed by us. Any of these situations may have a material adverse effect on our business, results of operations, and financial condition.

POTENTIAL FOR ERRORS IN PRODUCTS AND SERVICES

         We offer and expect to offer complex products and services which may contain undetected errors when first introduced or when new versions are released. If we market products and services that have errors or that do not function properly, we may experience negative publicity, loss of or delay in market acceptance or claims against us by customers, any of which may have a material adverse effect on our business, results of operation, and financial condition.

DEPENDENCE ON THE INTERNET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE

         Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions or delays in the development and adoption of new standards and protocols (for example, the next generation Internet protocol) to handle increased levels of Internet activity or due to increased government regulation. Our future success will depend on our ability to significantly increase revenue which will require the development and widespread acceptance of the Internet as a medium for commerce. We can give no assurance that the Internet will be a successful retailing channel. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations, and financial condition could be materially adversely affected. We can give no assurance that we will not continue to be largely dependent on the Internet.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS; BANDWIDTH

         The delivery of music online is and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Online delivery of music, at current compression rates, requires large amounts of Internet "bandwidth" to download to a customer's computer in an acceptable time span. "Bandwidth" refers to the capacity of the Internet, a network or an Internet connection and connections to handle the transfer of data. Currently, only a limited number of consumers have such bandwidth capability. Unless there is widespread access to high speed Internet connections or deeper compression of music files, consumers may become frustrated with long download times and the market for online digital music distribution will remain limited. Our success will depend upon the development of Internet infrastructure that makes large amounts of bandwidth available to a wide number of users through such high-speed technology as cable and digital subscriber lines. Our success will also depend on our ability to effectively use leading technologies to continue to develop our technological expertise to enhance our current services, to develop new services that meet changing customer requirements and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If major record labels or the market accept a universal standard for the electronic delivery of music, such as contemplated by the Secured Digital Music Initiative, which is not compatible or otherwise competes with NETrax, such acceptance will likely have a material adverse effect on our business, results of operations, and financial condition. In addition, our business could be adversely affected if an industry standard for hardware used in the storage and playback of our products fails to develop in a timely manner or at all.

DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS

         Our ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to our websites through hypertext links are critical to the success of our Internet operations. We also rely on the cooperation of owners of copyrighted materials and Internet search services and on our relationships with third party vendors of Internet development tools and technologies. We can give no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, results of operations and financial condition will be materially adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WORLD WIDE WEB

         Existing domestic and international laws or regulations specifically regulate communications or commerce on the World Wide Web or the Internet. Furthermore, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the United States Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the World Wide Web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the World Wide Web. The United States Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information.

         The Children's Online Privacy Protection Act ("COPPA") which becomes effective on April 21, 2000 and its implementing rules regulates the online collection and use of personal information provided by and concerning children under the age of thirteen years. COPPA specifically requires operators of websites that are either directed to children under the age of thirteen years or that have actual knowledge that such children are providing information to a website to provide notice of the information that it collects and how it will use such information, to provide parents with access to review and change such information and the manner in which it is used, and to obtain verifiable parental consent before collecting and using certain personal information. In addition, such website operators must provide for the secure maintenance of the collected information, and not collect more information than is reasonably necessary under the circumstances to allow children to participate in activities on their website.

         We currently share statistical information about users of our website to our business partners. We do not currently sell information about users of our website to third parties. Laws such as COPPA, if applicable, could restrict or limit our ability to share and use information about our users or require us to incur additional expenses in order to comply with the requirements of such laws. Any new laws or regulations relating to the World Wide Web, or certain application or interpretation of existing laws, could decrease the growth in the use of the World Wide Web, decrease the demand for our website or otherwise materially adversely affect our business.

DEVELOPMENT OF WEBSITES AND DIGITAL CATALOG

         Although we have completed the initial development of our websites, we have to continually update them to incorporate new features, services and purchases of new and existing content. The number of digitally downloadable music tracks which may be acquired by purchasers are limited and we can give no assurance that we will be able to expand the selection of tracks available for purchase. If we are unable to increase the number and marketability of NETrax available for purchase, we will be unable to generate sufficient revenue to support continued development.



DEPENDENCE ON LICENSED TECHNOLOGY AND MUSIC RIGHTS

         We rely on certain technology licensed from third parties, including Mr. Fritsch, our chief executive officer, from whom we license certain key technologies and trademarks. We may need to license additional technologies in the future in order to support its platform. There can be no assurance that new third party technology licenses will be available to us on acceptable terms or at all. In addition, we license music content from record labels and artists, and we can give no assurance that any particular music content will be available to us on acceptable terms or at all. The intellectual property upon which we rely includes certain technology which is licensed to us by Mr. Fritsch. Such license, however, only continues in effect so long as we pay compensation equal to 0.25% of gross revenue to Mr. Fritsch (until the later of 20 years or the expiration of any such patents which may be issued). If we fail to pay Mr. Fritsch such compensation, we will lose our license and our ability to utilize such technology. We can give no assurance that Mr. Fritsch will not terminate the license for other reasons. If Mr. Fritsch were to terminate the license, such termination will likely have a materially adverse effect on our business. See "Business - Technology". We have not obtained licenses for the public performance of all copyrighted musical works which will be the subject of our business operations. We do not believe such licenses are necessary for the conduct of our business, but will seek to obtain such licenses if necessary. The companies that administer the reporting and collection of royalties based on musical performances believe that the downloading of digital music files is a "performance," entitling them to receive payment. If such licenses are necessary and we fail to obtain them, we may become subject to claims of copyright infringement.

INTERNATIONAL MARKETS

         Our success depends on our ability to generate international sales. We can give no assurance that we will be successful in generating international sales of our products. Our sales to customers in certain foreign countries may be subject to a number of risks including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect our offerings and intellectual property rights to the same extent as the laws of the United States. Our failure to compete successfully or to expand the distribution of our offerings in international markets could have a material adverse effect on our business, results of operations, and financial condition.

SINGLE STOCKHOLDER CONTROLS APPROXIMATELY 80% OF STOCKHOLDERS' VOTES

         Mr. Bernhard Fritsch beneficially owns approximately 23,680,078 shares of our common stock and all of our outstanding Series 1 preferred stock which collectively carries approximately 80% of all voting rights held by all of our stockholders. Mr. Fritsch is able to control all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration in ownership will make some transactions more difficult or impossible without the support of Mr. Fritsch and may have the effect of delaying, deterring or preventing a change of control in our company.

LITIGATION

         A former trade partner, Mr. Xavier Ghali, contributed DM 1,600,000 to the development of the our platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November, 1997, which it subsequently revoked. In February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued. We can give no assurance that future litigation or arbitration with Mr. Ghali or with the investment group will not have a materially adverse effect upon our financial condition.

         On December 16, 1999, Mr. Peter Rohde, a former employee of MusicWorld filed a complaint against us in New York State Supreme Court. Mr. Rohde, the plaintiff, had been employed by MCY America, Inc., a subsidiary of MusicWorld, as an assistant manager in November 1998 pursuant to a letter employment agreement dated November 10, 1998. The plaintiff entered into a subsequent employment agreement with MusicWorld dated July 9, 1999 as a content manager and a trust and confidentiality agreement which contained noncompetition and confidentiality provisions. In August 1999, the plaintiff was observed entering our offices at unusual hours. On August 21, 1999, he was observed exiting our offices with what was believed to be a personal computer and a large bag containing proprietary information about our company. As a result, we terminated the plaintiff on August 27, 1999. In his complaint, his claims included breach of contract, wrongful termination and fraud related to his inability to collect fees due to alleged fraudulent misrepresentations by the company concerning the effectiveness of the technology. In his complaint, he asked for damages of approximately $23,000,000 including 20,000 shares of MCY.com, Inc. common stock, stock options, fees and royalties. Based upon our understanding of the facts, we believe that Mr. Rohde's claims lack substantial merit and we intend to vigorously defend against this action. We filed an answer and counterclaims against Mr. Rohde in March 2000. To date, the plaintiff has not provided any calculation to support the financial basis of his claim. If his claim is adjudicated against us we can give no assurance that such determination will not have a materially adverse effect upon our financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY FINANCIAL RESULTS

         If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall will likely have an immediate material adverse effect on our business, operating results and financial condition. In addition, we intend to substantially increase our operating expenses for product development, sales and marketing. To the extent such expenses precede or are not subsequently followed by increased revenue, our operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected. Accordingly, quarter-to-quarter comparisons of our revenue and operating results will not necessarily be meaningful, and such comparisons may not be accurate indicators of future performance. In addition, quarterly fluctuations in our operating results may create volatility in the market price for our common stock.

CERTAIN IMPLICATIONS OF TRADING OVER-THE COUNTER; "PENNY STOCK" REGULATIONS

         Our common stock is quoted for sale in the over-the-counter market on the OTC Electronic Bulletin Board. An investor will find it more difficult to dispose of securities trading over-the-counter than if such securities had been approved for listing on a national securities exchange or on the NASDAQ SmallCap market. We have not applied for listing on a national securities exchange or the NASDAQ SmallCap market, but we intend to so in the future. We can give no assurance that our securities will be listed on any such market or that any market will develop for our securities.

         The Securities and Exchange Commission (the "Commission") has adopted "penny stock" regulations which apply to securities traded over-the-counter. Our common stock is subject to such regulations. These regulations generally define "penny stock" to be any equity security that has a market price of less than $5.00 per share, a warrant that has an exercise price of less than $5.00 per share, an equity security of an issuer (assuming the corporation has been in existence for at least three years) with net tangible assets of less than $2,000,000 or an equity security of an issuer with average revenue in the last three fiscal years of less than $6,000,000 as indicated in audited financial statements. Subject to certain limited exceptions, the rules for any transaction involving a "penny stock" require the delivery, prior to the transaction, of a risk disclosure document prepared by a broker-dealer that contains certain information describing the nature and level of risk associated with investments in the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction. Consequently, the "penny stock" rules may in the future restrict the ability of broker-dealers to sell our securities and may affect the ability of purchasers of our securities to sell them in the secondary market.

EMPLOYEES

         We have approximately 77 staff members in New York, Munich and Los Angeles, separated into the following categories:

     Operations and Development                                             35
     Sales and Marketing                                                     7
     General and Administration                                             12
     Content Acquisition                                                    23
                                                                         =====
                                                          Total             77


         None of our employees are covered by a collective bargaining agreement or are represented by a labor union or works council. We believe that our relationship with our employees is good.

ITEM 2.

DESCRIPTION OF PROPERTY

         Our New York corporate headquarters, located at 1133 Avenue of the Americas, 28th Floor, New York, New York 10036, contains approximately 14,000 square feet and is leased at a rate of $58,000 per month. We also maintain an office in New York located at 307 7th Avenue, 23rd Floor, New York, New York 10001, which contains approximately 2,500 square feet and is leased at a rate of $2,379 per month. 64 full-time employees work in our New York offices, as well as several programming and creative staff working on a freelance basis.

         Our Munich office contains approximately 7,000 square feet and is leased at a rate of $22,000 per month. 9 employees work in the Munich office.

         Our Los Angeles office contains approximately 7,750 square feet and is leased at a rate of $15,500 per month. 4 employees work in the Los Angeles office.

ITEM 3.


LEGAL PROCEEDINGS

         A former trade partner, Mr. Xavier Ghali, contributed DM 1,600,000 to the development of the our platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November, 1997, which it subsequently revoked. In February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued.

         On December 16, 1999, Mr. Peter Rohde, a former employee of MusicWorld filed a complaint against us in New York State Supreme Court. Mr. Rohde, the plaintiff, had been employed by MCY America, Inc., a subsidiary of MusicWorld, as an assistant manager in November 1998 pursuant to a letter employment agreement dated November 10, 1998. The plaintiff entered into a subsequent employment agreement with MusicWorld dated July 9, 1999 as a content manager and a trust and confidentiality agreement which contained noncompetition and confidentiality provisions. In August 1999, the plaintiff was observed entering our offices at unusual hours. On August 21, 1999, he was observed exiting our offices with what was believed to be a personal computer and a large bag containing proprietary information about our company. As a result, we terminated the plaintiff on August 27, 1999. In his complaint, his claims included breach of contract, wrongful termination and fraud related to his inability to collect fees due to alleged fraudulent misrepresentations by the company concerning the effectiveness of the technology. In his complaint, he asked for damages of approximately $23,000,000 including 20,000 shares of MCY.com, Inc. common stock, stock options, fees and royalties. Based upon our understanding of the facts, we believe that Mr. Rohde's claims lack substantial merit and we intend to vigorously defend against this action. We filed an answer and counterclaims against Mr. Rohde in March 2000. To date, the plaintiff has not provided any calculation to support the financial basis of his claim.

ITEM 4.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

(a)      Market Information
         ------------------

         Our common stock is presently traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "MCYC".

         Our common stock's high and low bid information for each quarter within the last two fiscal years and through the quarterly period ended December 31, 1999 as reported by IDD Information Services, Tradeline (R) is shown below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. Prior to August 2, 1999, our common stock traded under the trading symbol "HBII". On August 2, 1999 we acquired MusicWorld.

Period                                                  High        Low
------                                                  ----        ---

Fiscal Year 1998:
----------------

First Quarter 1998 (January, February, March)          $ .61         $ .25

Second Quarter 1998 (April, May, June)                 $ .61         $ .25

Third Quarter 1998 (July, August, September)           $ .63         $ .27

Fourth Quarter 1998 (October, November, December)      $ .63         $ .28


Fiscal Year 1999:
----------------

First Quarter 1999 (January, February, March)          $ .63         $ .28

Second Quarter 1999 (April, May, June)               $ 17.75         $ .28

Third Quarter 1999 (July, August, September)         $ 27.00       $ 11.88

Fourth Quarter 1999 (October, November, December)    $ 13.63       $  5.50


(b)      Holders of our common stock
         ---------------------------

         As of March 23, 2000, there were approximately 210 holders of record of our common stock as reported to us by our transfer agent, Interwest Transfer Co., Inc.

(c)      Dividends
         ---------

         To date, we have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we expect to retain all earnings to finance the growth and development of our business.

(d)      Recent Sales of Unregistered Securities
         ---------------------------------------

         The following table sets forth certain information concerning all securities issued by us which have not been registered under the Securities Act for the past three years (1997, 1998 and 1999). In the following table, all references to securities means our common stock, unless otherwise indicated. In addition, the number of shares of our common stock reflect a 2 for 1 stock split that was effected as of May 20, 1999.


      NOTE REFERENCE                   SHARES ISSUED                  DATE ISSUED           CONSIDERATION RECEIVED
      --------------                   -------------                  -----------           ----------------------
            (1)                         25,282,652                  January 8, 1999            $        25,000
            (2)                          1,857,480                  January 8, 1999            $       137,000
            (3)                          8,521,220                   April 26, 1999            $     2,386,000
            (4)                            200,000                   April 29, 1999            $        56,000
            (5)                            363,636                    May 5, 1999              $       990,000
            (6)                          2,400,000                    May 7, 1999              $     8,690,000
            (7)                            200,000                    May 17,1999              $       990,000
            (8)                    1,000,000 of series 1             June 14, 1999             $         1,000
                                      preferred stock
            (9)                          4,500,000                    July 2, 1999              $   22,500,000
           (10)                          2,000,000                    July 2, 1999              $    3,000,000
           (11)                             83,333                    July 21,1999              $      140,000
                                                                                                $            0
           (12)                          2,872,500                   August 2, 1999             $            0
           (13)                         42,924,988                   August 2, 1999             $            0
           (14)                          2,000,000                   August 2, 1999             $            0
           (15)                            116,667                   August 2, 1999             $      700,000
           (16)                          6,322,333                  August 27, 1999             $   34,500,000
           (17)                              5,000                  August 27, 1999             $       30,000
           (18)                            251,000                  October 20, 1999            $    1,384,770
           (19)                            476,190                 December 31, 1999            $    2,247,000
           (20)                            110,000                 December 31, 1999            $    1,155,000

------------------------------------

(1) As of January 8, 1999, we issued 25,282,652 shares of our common stock, par value $0.001 per share, net of shares returned on July 2, 1999 to our founders for no consideration. The 25,282,652 shares of our common stock is exclusive of: (a) warrants to purchase 2,000,000 shares of our common stock issued in conjunction with the reorganization; (b) options to purchase 3,419,400 shares issued under our incentive option plan;
         (c) 116,667 shares of our common stock issued to a creditor; (c) cancellation of 200,000 shares of our common stock issued to a consultant; (e) warrants for the purchase of 33,333 shares of our common stock issued to a trade partner; and (f) 5,000 shares issued to a creditor on completion of an offering on August 2, 1999.

(2) As of January 8, 1999, we issued 1,857,480 shares of our common stock, valued at $0.074 per share, to employees and consultants in consideration for services rendered.

(3) On April 26, 1999, we issued 8,521,220 shares of our common stock, valued at $0.28 per share, to employees, consultants and creditors in consideration for services rendered.

(4) On April 29, 1999, we issued 200,000 shares of our common stock, valued at $0.28 per share, to our legal counsel, Lampert, Lampert & Ference (f/k/a Lampert & Lampert), for services rendered.

(5) On May 5, 1999, we issued 363,636 shares of our common stock, valued at $2.75 per share less costs, to Mr. Edmund Krix for cash. In connection with this transaction and the related transactions described in footnotes 6 and 7, we paid an aggregate $220,000 in commissions to Gruntal & Co., L.L.C., our placement agent.

(6) On May 7, 1999, we issued 2,400,000 shares of our common stock, valued at $3.75 per share less costs, to Mr. Edmund Krix for cash. (See also footnote 5 regarding commissions paid).

(7) On May 17, 1999, we issued 200,000 shares of our common stock, valued at $5.00 per share less costs, to Mr. Thomas Schrank for cash. (See also footnote 5 regarding commissions paid).

(8) On June 14, 1999, we issued 1,000,000 shares of our series 1 preferred stock, par value $0.001 per share, to Mr. Fritsch for $1,000.

(9) On July 2, 1999, as consideration for the purchase of the assets of Datatek Services Limited including the stock of MCY America, Inc. and Fritsch & Friends Mediagroup GmbH, we paid an aggregate purchase price of $26,500,000 structured as follows: (i) $1,050,000 cash; (ii) we issued 4,500,000 shares of our common stock valued at $ 22,500,000; and
         (iii) we issued 5-year warrants to purchase 2,000,000 shares of our common stock at an exercise price of $5.00 per share valued at $3,000,000.

(10) On July 2, 1999, as consideration for the purchase of the assets of Datatek Services Limited including the stock of MCY America, Inc. and Fritsch & Friends Mediagroup GmbH, we paid an aggregate purchase price of $26,500,000 structured as follows: (i) $1,050,000 cash; (ii) we issued 4,500,000 shares of our common stock valued at $22,500,000; and
         (iii) we issued 5-year warrants to purchase 2,000,000 shares of our common stock at an exercise price of $5.00 per share valued at $3,000,000.

(11) On July 21, 1999, we issued warrants for 83,333 shares of our common stock, at prices ranging from $5.00 to $6.00 per share, to various creditors for a total consideration of $140,000.

(12) On August 2, 1999, in connection with the merger our predecessor HBI enacted a two-for-1 forward stock split increasing the number of issued and outstanding shares of its common stock to 4,611,000 shares (of which 2,872,500 were unregistered securities).

(13) On August 2, 1999, upon the consummation of the merger, we (f/k/a HBI) issued: (i) 42,924,988 shares of our common stock to the holders of the common stock of MusicWorld, a wholly-owned subsidiary, for 42,924,988 shares of MCY.com, Inc.; (ii) warrants to purchase up to 2,000,000 shares, at $5.00 per share, of our common stock to holders of MusicWorld warrants, for warrants to purchase up to 2,000,000 shares of MCY.com, Inc. at $5.00 per share; and (iii) to holders of MusicWorld options, options to purchase up to 3,419,400 shares of common stock, at exercise prices ranging from $1.50 to $6.00 per share, under the 1999 incentive option plan of our predecessor HBI for options to purchase 3,419,400 shares of MCY.com, Inc. common stock at the same price. Additionally, 400,000 shares of common stock which were to be issued to Mark Ross, a consultant, were cancelled for failure of consideration.

(14) On August 2, 1999, upon the consummation of the merger, we (f/k/a HBI) issued: (i) 42,924,988 shares of our common stock to the holders of the common stock of MusicWorld, a wholly-owned subsidiary, for 42,924,988 shares of MCY.com, Inc.; (ii) warrants to purchase up to 2,000,000 shares, at $5.00 per share, of our common stock to holders of MusicWorld warrants, for warrants to purchase up to 2,000,000 shares of MCY.com, Inc. at $5.00 per share; and (iii) to holders of MusicWorld options, options to purchase up to 3,419,400 shares of common stock, at exercise prices ranging from $1.50 to $6.00 per share, under the 1999 incentive option plan of our predecessor HBI for options to purchase 3,419,400 shares of MCY.com, Inc. common stock at the same price. Additionally, 400,000 shares of common stock which were to be issued to Mark Ross, a consultant, were cancelled for failure of consideration.

(15) On August 2, 1999, upon the consummation of the merger, we (f/k/a HBI) issued: (i) 42,924,988 shares of our common stock to the holders of the common stock of MusicWorld, a wholly-owned subsidiary, for 42,924,988 shares of MCY.com, Inc.; (ii) warrants to purchase up to 2,000,000 shares, at $5.00 per share, of our common stock to holders of MusicWorld warrants, for warrants to purchase up to 2,000,000 shares of MCY.com, Inc. at $5.00 per share; and (iii) to holders of MusicWorld options, options to purchase up to 3,419,400 shares of common stock, at exercise prices ranging from $1.50 to $6.00 per share, under the 1999 incentive option plan of our predecessor HBI for options to purchase 3,419,400 shares of MCY.com, Inc. common stock at the same price. Additionally, 400,000 shares of common stock which were to be issued to Mark Ross, a consultant, were cancelled for failure of consideration.

(16) On August 27, 1999, we issued 4,000,000 shares to Gontard & Metallbank, 500,000 shares to Knorr Capital, and 1,822,333 shares of our common stock to qualified individual investors at $6.00 per share in connection with a private offering of securities. The net proceeds of the offering were approximately $34,500,000. Gruntal & Co., L.L.C., the placement agent, received warrants to acquire 632,233 shares of our common stock at an exercise price of $6.00 per share in connection with the offering. In connection with the August 27, 1999 offering, we paid $2,054,705 in commissions to Gruntal & Co., LLC and $1,200,000 to Gontard & Metallbank.

(17) On August 2, 1999, we issued 116,667 shares of our common stock, valued at $6.00 per share, to Gunter Brinkoff to repay a loan in the amount of $700,000. On August 27, 1999, we issued 5,000 shares of our common stock to David Rowland, a stockholder, in consideration for the making of a loan in the amount of $100,000 and in consideration for the accrued interest.

(18) In October, 1999, we issued 251,000 shares of our common stock to qualified individual investors at $6.00 per share pursuant to the prior offering. The net proceeds of the offering were $1,384,770. Gruntal & Co., L.L.C., the placement agent, received warrants to acquire 25,100 shares of our common stock at an exercise price of $6.00 per share in connection with the offering and $120,480 in commissions.

(19) On December 31, 1999, in connection with a transaction with U.S. West Communications Services, Inc., we issued a warrant to U.S. West Internet Ventures, Inc. pursuant to which it may acquire up to 476,190 shares of our common stock at $10.50 per share for a five-year period, for consideration of $2,247,000.

(20) On December 31, 1999, in connection with a transaction with U.S. West Communications Services, Inc., we agreed to issue to Corporate Capital Research, Inc., as a finder's fee for the transaction, 110,000 shares of our common stock at a price of $10.50 per share.

         The transactions described in the table above were exempt transactions under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Regulation D thereunder as transactions by an issuer not involving a public offering. All such shares of common stock issued were deemed "restricted securities" (as such term is defined under the Securities Act) and subject to substantial restrictions on transfer. All of the shares of common stock were issued for investment purposes only and without a view to distribution. All of the persons who acquired such shares were fully informed and advised about matters concerning our company, including our business, financial affairs and other matters.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         When used in this discussion and analysis, the words "anticipates," "estimates," "expects" and similar terms are intended to identify forward-looking statements, which include statements concerning the timing of the development of the markets for webcasting pay-per-view and digital downloading of musical content, the our ability to secure rights to premium content for distribution or sale of streamed audio visual media and digitally downloadable music, and announcements or actions of existing and future competitors, are subject to risks and uncertainties, including those set forth above under "Risk Factors" that could cause actual results to differ materially from those projected. These forward-looking statements refer only to the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in events, conditions or circumstances on which any statement is based. You should read this discussion and analysis in conjunction with the financial statements and other financial information contained in this Annual Report on Form 10-KSB.

Results of Operations

         MusicWorld is a development stage company which commenced operations on January 8, 1999. Through December 31, 1999, we incurred costs to design, organize and develop an Internet website to conduct our businesses. We began selling musical recordings over the Internet in August 1999 and began are first significant selling and marketing initiatives in the quarter ended September 30, 1999. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

o        the demand for downloadable music content and Internet advertising
o        the addition or loss of advertisers
o        the level of traffic on its Internet sites
o the amount and timing of capital expenditures and other costs relating to the expansion of its operations o the introduction of new sites and services by us or its competitors o seasonal trends in Internet use, purchases of downloadable music and advertising placements o price competition or pricing changes in the industry o technical difficulties or system downtime o general economic conditions and economic conditions specific to the Internet

     Because of our limited history, we believe that period-to-period comparisons of our operations are not meaningful. Accordingly, we have not included comparisons in the discussions set forth below.

Net Revenues

         For the year ended December 31, 1999, our consolidated revenues totaled $343,000. Our revenues to date consist of advertising revenue and sales of physical merchandise and downloadable music recordings. In the future, we expect sales of merchandise to be limited.

Sales, Marketing and Public Relations Expenses

         Sales, marketing and public relations expenses consist primarily of:

o        Sales and marketing salaries and benefits

o        The cost of free events and trade shows

o Consulting fees and related expenses for public relations activities, and

o European promotional activities including travel and entertainment costs of participating individuals


         Sales, marketing and public relations costs through December 31, 1999 totaled $8,519,000 most of which was expended in the last six months of 1999. As part of our marketing strategy and in an effort to aggressively create brand awareness, a significant portion of these costs were expended on free events, trade shows and related promotional activities during the six month period ended December 31, 1999.

         We also expect to enter into various strategic alliances, begin other targeted advertising and direct promotion campaigns, attend tradeshows and begin other activities to attract new customers. As a result, we expect to incur significant sales and marketing expenses in future periods.

         Approximately $10 million has been budgeted for the next twelve months for the purpose of engaging in various forms of promotion. We expect to attend a minimum of 30 key trade shows during 2000, participate in numerous online email and viral marketing campaigns as well as perform traditional sales and marketing activities. In addition, our sales force will actively market specific webcast events to potential sponsors on an event by event basis. Key marketing opportunities are expected to arise from the recent signings of the Backstreet Boys Millenium Tour, NSync No Strings Attached Tour and other streaming events including concerts by Puff Daddy, Pete Townshend and other comparable artists.

Product Development Expenses

         We began our development efforts in June 1999. Product development expenses consist principally of:

     o website development, including software engineering, audio production and graphic design

     o    telecommunications charges

     o salaries, rent, depreciation and other expenses related to building its music distribution business

     o    amortization of music content

         Product development expenses were $2,129,000 for the year ended December 31, 1999. These costs reflect the ongoing investment in our product development efforts, particularly in software engineering, graphic design and development of the infrastructure required to stream webcast pay-per-view events and to deliver downloadable music to customers.

Content Development

         Costs incurred with respect to content development relates directly to amounts paid to secure rights to music and related media for the purpose of selling digital downloads of songs and the webcasts of concerts and other footage in connection with pay-per-view activities. Total content development costs, which include the costs of employee salaries as well as consultants dedicated to content acquisition activities totaled $1,583,000 through December 31, 1999.

         For the concerts and events that we have sponsored and webcasted to date, costs incurred to obtain the rights to sponsor and webcast the concerts and events totaled $3.2 million through December 31, 1999. Costs incurred to obtain content in 2000 totaled $2.4 million and warrants to purchase shares of our common stock. The benefits we realized include: (i) the right to digitally download songs for a fee; (ii) the right to webcast events on a pay-per-view basis; and (iii) the right to physically distribute CDs and other music-related merchandise. As of December 31, 1999, the Company had generated no revenues from webcast pay-per-view events. However, we believe that events currently scheduled in 2000 are expected to generate revenues from pay-per-views, digital downloads and other bases.

         Approximately $15 million has been budgeted for the next twelve months for the purpose of acquiring various rights to premium content across a number of genres. Management expects to acquire master rights from master rights holders (i.e., directly from labels as well as artists) for exploitation via digital downloads, webcast events, physical distribution and related sublicensing. Activities involved in acquiring musical content include identifying premium musical content, negotiating with master rights holders, obtaining proper clearances and, ultimately, signing rights to such content to exploit through e-commerce. Currently, we have rights to over 30,000 musical works and performances including such top acts as the Backstreet Boys and NSync. Further, management is involved in numerous negotiations with other comparable premium artists and expects to close on various agreements with the majority of these artists by the June 2000.

General and Administrative Expenses

          General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. We have incurred costs of $4,470,000 from inception through December 31, 1999 related to general and administrative expenses. We expect general and administrative expenses to continue to increase as we expand our staff and to incur additional costs related to the growth of our business.

Amortization of Acquired Intangibles

         During 1999, MusicWorld acquired certain predecessor companies. As a result, we recorded intangible assets comprised as follows:


                  Technology and related contracts                                       $  4,410,000
                  Record label contracts and catalogs                                    $    630,000
                  Excess of cost over fair value of identifiable net assets acquired     $ 23,281,000
                                                                                         ------------
                                                                                         $ 28,321,000
                                                                                         ============


         Amortization of technology and related contracts as well as record label contracts and catalogs are being amortized over three years while the excess of cost over fair value of identifiable net assets acquired is being amortized over 5 years. Total amortization expense for 1999 totaled $3,168,000. Future amortization related to acquired intangibles will be:

                   Year Ending December 31,                        Amount
                   ------------------------                        ------
                   2000                                         $6,336,000
                   2001                                         $6,336,000
                   2002                                         $5,496,000
                   2003                                         $4,656,000
                   2004                                         $2,328,000

         Prior to MusicWorld's acquisition of the above-referenced predecessor companies, Bernhard Fritsch and certain other individuals employed by the predecessor companies engaged in research and development activities which included the development, purchase, licensing and otherwise acquisition of rights to utilize technology and property rights including patent, copyright, trademark and trade secrets. These acquired rights and software assets developed by Mr. Fritsch and others to distribute media under these rights include:

o    Digital distribution and encrypted delivery of all forms of media
o    Physical distribution and delivery of such media
o Online, internet or electronic distribution, transfer or delivery of such media
o    Digital warehousing of such media
o    Physical warehousing of such media
o    Database storage of such media
o Search of such media by any means and through any medium now known or as may become known in the future and,
o    Operation of a "shopping basket" for the purchase of such media.

         Costs incurred as a result of engaging in the above described activities were primarily concentrated in the rights acquisition area followed by the payment of salaries in the development of the software to exploit such rights. The result of such activities and costs incurred in obtaining the various rights described above prior to the acquisition of the predecessor companies by MusicWorld was the development of the NETrax player, our proprietary software for playing downloadable music and proprietary encryption software contained with the NETrax player. On-going research and development is focused on protected digital downloads to player hardware such as the Rio product and related hardware. In addition, we will continue to evolve and develop new features within the NETrax software and other web appliances, further develop webcast pay-per-view technology and create digital warehousing services for digital entertainment content.

Stock Based Compensation

         We recorded charges related to stock based compensation for 1999 totaling $49,904,000. Included in this amount is amortization of deferred compensation arising from options issued to employees and consultants at various dates amounting to $22,491,000. In addition, we recorded a compensation charge to operations of approximately $23,741,000 during August 1999 in connection with a sale by holders of 4,000,000 shares of HBI common stock of approximately 3,970,000 of such shares to certain of our stockholders who also served as advisors to the Company. The balance of stock based compensation charges arose from common stock and options issued to employees and consultants for services. Future amortization related to stock based compensation will be:

                   Year Ending December 31,                Amount
                   ------------------------                ------
                   2000                                   $ 11,207,000
                   2001                                   $  4,902,000
                   2002                                   $  2,847,000

Liquidity and Capital Resources

         Our cash balance as of December 31, 1999 was $26,060,000. For the period from inception through December 31, 1999, net cash of $15,132,000 was used for operating activities consisting of net losses of $69,713,000, substantially offset by:

     o non-cash expense of $49,904,000 associated with stock and stock-based compensation

     o non-cash expense of $3,168,000 associated with amortization of intangibles

     o non-cash expense of $663,000 associated with the Company's share of losses of predecessor companies

         Additionally, we purchased approximately $689,000 in capital equipment from inception through December 31, 1999. In addition, we incurred $777,000 to develop internal-use software. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

          During the period from May through December 1999, we raised net proceeds of approximately $45,656,000 through the sale of common stock as follows:

     o    363,636 shares at $2.75 per share less related costs of $10,000 - May
          1999

     o 2,400,000 shares at $3.75 per share less related costs of $310,000 - May 1999

     o    200,000 shares at $5.00 per share less related costs of $10,000 - May
          1999

     o 6,573,333 shares at $6.00 per share less related costs of $4,454,000 - August and October 1999

         We lease facilities and equipment under noncancellable operating leases expiring through October, 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, we are required to provide security totaling $925,000. Such security has been provided by deposits totaling $731,000 and letters of credit collateralized by restricted cash of $194,000.

         Future minimum annual lease payments as of December 31, 1999 are as follows:

                    For The Period Ending
                         December 31,
                    ---------------------
                   2000                                      $   1,263,000
                   2001                                          1,130,000
                   2002                                            987,000
                   2003                                            398,000
                   2004                                            332,000
                                                             -------------

                                                             $   4,110,000
                                                             =============

         Since inception, we have experienced significant losses and negative cash flows from operations. We believe that our existing capital resources will be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

         During 1999, we employed 6 employees in Berlin for the purpose of running a facility for the digitization of music into a database for later use in distribution of such media via digital download. Management decided that such facility should be moved to the U.S. due to cost and oversight considerations. Management does not expect any significant change in the number of staff to run the facility once moved to the U.S. which is expected to occur by June 2000.

         Management expects increases in head count in the following areas:

o Transaction processing - as the number of transactions increase related to the purchase of webcast events and digital download sales, additional personnel will be added to handle the related traffic. Assuming we meet budgeted sales levels for the year 2000, approximately four additional people will be added in the next twelve months to handle transaction processing increases. The year to year increase is not expected to be significant, however, since we currently outsource, and expect to continue to outsource, a substantial portion of the transaction processing burden to professional processing companies.

o Content acquisition - management believes that we will need to hire approximately ten individuals in the next twelve months at all levels in order to maintain a steady pipeline of premium content acquisition. This number is expected to increase significantly year after year as we fulfill our goal of creating one of the most comprehensive catalogues of premium content.

o Sales, marketing and publicity - considering the importance of drawing general traffic to our website, generating attention in all media formats and sponsorship support of webcast events, we plan to hire vice presidents in charge of publicity, marketing and business development in the first quarter of 2000. Further, an additional seven to ten sales, marketing and business development professionals are expected to be hired in the next twelve months to support the executive levels in garnering attention and support for webcast events and increasing website traffic. In addition, we have engaged and will continue to engage outside consultants to attract webcast sponsors and other advertisers to our website.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are included at the end of this Annual Report on Form 10-KSB beginning on page 49.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)      Directors and Executive Officers
         --------------------------------

         Our directors, executive officers and all persons nominated or chosen to become such and their ages, as of December 31, 1999, are listed on the table below. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected or qualified or until his earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our board of directors.

--------------------------------------------- ------------------- ----------------------------------------------------
Name                                                 Age          Position
----                                                 ---          --------
-------------------------------------------- ------------------- ----------------------------------------------------
Bernard Fritsch                                       39          Chairman of the Board, Chief
                                                                  Executive Officer, President and
                                                                  Director
--------------------------------------------- ------------------- ----------------------------------------------------
Lisa Short                                            26          Secretary and Vice President -
                                                                  Marketing
--------------------------------------------- ------------------- ----------------------------------------------------
Hubertus von Hesse                                    40          Director
--------------------------------------------- ------------------- ----------------------------------------------------
Norbert Jahns*                                        47          Director
--------------------------------------------- ------------------- ----------------------------------------------------
Susanne Weblus**                                      35          Director
--------------------------------------------- ------------------- ----------------------------------------------------

-----------------------------------

* Appointed on January 18, 2000

** Appointed on January 24, 2000



         BERNHARD FRITSCH has served as Chairman of the Board, Chief Executive Officer, President and a Director since the completion of the merger on August 2, 1999. Mr. Fritsch is also Chairman of the Board, Chief Executive Officer, President and a director of MCY Music World, Inc. Mr. Fritsch is also a member of our Audit Committee and Compensation Committee. Mr. Fritsch has also served as President and Chief Executive Officer of Datatek Services Limited since its formation in 1997. In 1991, Mr. Fritsch founded Fritsch & Friends Mediagroup GmbH, a company which functioned as a high-end audio post-production house and also maintained a significant presence in multimedia content production, sales and distribution. From 1989 to 1991, Mr. Fritsch served on the executive management team of Harman International where he worked to develop and execute their digital equipment marketing strategy. Prior to 1989, Mr. Fritsch worked on radio and television audio productions in West Berlin. Mr. Fritsch received a Tonmeister Degree from the Technical University of Berlin. For the past six years, Mr. Fritsch has been a guest lecturer at New York University's graduate-level studies in Music Technologies.

         LISA SHORT has served as Secretary since the completion of the merger on August 2, 1999. Ms. Short also serves as Secretary of MCY Music World, Inc. Ms. Short joined the MCY management team in June 1997 as the first employee in the New York office. Under her direction, MCY operations were shifted from Berlin to the new headquarters in New York City, New York. Since the start up of the New York office, Ms. Short has implemented strategic partnerships and alliances, communications direction and strategy and has set up a public relations network for us as we move forward. As a company veteran, she has been involved in the staffing and training of the MCY team. Prior to joining us, she worked in the production and strategic management of fashion and music shows. In 1996, Ms. Short served in a public relations role in organizing and overseeing radio spots, promotional material distribution and sponsorship organization for a mid-sized Salt Lake City-based production studio. Ms. Short holds a Bachelor of Arts Degree in French and Spanish from the University of Oregon. She has also studied in Switzerland, France and Spain.

         HUBERTUS VON HESSE has served as a Director since the completion of the merger of August 2, 1999. Mr. von Hesse also serves as a director of MCY Music World, Inc. Mr. von Hesse, a founding partner of the law firm of Merleker & v. Hesse, advises on commercial, corporate and real estate law matters. He has advised MCY on legal matters since its incorporation. After a two year training program at Hypovereinsbank AG/Munich, he studied law at

Munich Ludwig- Maximilians-University and University of Lausanne. He received his law degree from Munich LMU. Mr. von Hesse passed the First state exam in 1986 and the Second (final) in 1989. He was admitted to the Bar in Berlin in 1990.

         NORBERT JAHNS, has served as a Director since January 18, 2000. Mr. Jahns is a business consultant and has been self-employed since 1985. Prior to 1985, Mr. Jahns was employed by Wirtschaftspruefergesellschaft Berlin. In 1971, Mr. Jahns studied business and management at the Technology University of Berlin and obtained a FU Berlin Business degree in 1973. Mr. Jahns became a state-licensed accountant in 1974. Mr. Jahns also obtained a Master of Business degree in 1975. Mr. Jahns is a member of our Audit Committee and Compensation Committee and was appointed to those committees effective January 18, 2000.

         SUSANNE WEBLUS, has served as a Director since January 24, 2000. Ms. Weblus is an attorney practicing in the areas of tax law and corporate law. Ms. Weblus worked for the law firm of Merleker & Von Hesse until late 1999. Ms. Weblus recently formed her own law firm. Ms. Weblus was admitted to the Bar in Berlin in 1992. Ms. Weblus received her law degree in 1990. Ms. Weblus is a member of our Audit Committee and Compensation Committee as was appointed to those committees effective January 24, 2000.

(b)      Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Not applicable.

ITEM 10.

EXECUTIVE COMPENSATION

         The following table shows information concerning the annual and long-term compensation of our chief executive officer and each of the following executives (collectively, the "Named Executive Officers") at the end of our fiscal year 1999 for services in all capacities to our company and its subsidiaries the last fiscal year.

                                            Summary Compensation Table
                                            --------------------------

---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
                                                                                                   Long-Term
Name and Principal Positions of    Fiscal                                          Other Annual    Compensation
the Named Executive Officers       Year 1999   Annual Salary         Bonus         Compensation    Options
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
Bernhard Fritsch,                  1999          $ 300,000         $100,000          $1,500(1)         400,000(3)
Chief Executive Officer,
Chairman of the Board,                                                              $ 6,000(2)         450,000(4)
President and Director                                                                  (10)           450,000(5)
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
Mitchell Lampert,                  1999          $ 250,000         $ 95,000         $ 1,000(1)         400,000(3)
General Counsel                                                                                        450,000(4)
                                                                                                     1,000,000(5)
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
Scott Citron,*                     1999          $ 175,000         $  4,000              -0-           100,000(6)
Senior Website Producer                                                                                 10,000(7)
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
Ray Short,                         1999           $175,000         $ 35,000           $ 600(1)         200,000(8)
Senior Vice President
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------
Thomas Noack,                      1999           $165,000         $  2,000           $ 600(1)          50,000(9)
Senior Vice President of
Technology
---------------------------------- ---------- ----------------- ---------------- ----------------- -------------------

----------------------------------

(1) We provide the employee with a monthly automobile allowance of up to such amount.
(2) We reimburse Mr. Fritsch for business-related housing expenses of up to $6,000 per month.
(3) The option was granted on August 2, 1999. 50,000 options vested on August 2, 1999. The balance of 350,000 options vest over three years at an exercise price of $ 1.50 per share.
(4) The option was granted on September 20, 1999. 225,000 options vested on September 20, 1999 and 225,000 options vest on March 20, 2000 at an exercise price of $ 3.20 per share.
(5) The option was granted on September 27, 1999. For Mr. Fritsch, 225,000 options vested on September 27, 1999; 225,000 options vest on March 27, 2000 at an exercise price of $ 3.20 per share. For Mr. Lampert, 500,000 options vested on September 27, 1999; 500,000 options vest on March 27, 2000 at an exercise price of $ 3.20 per share.
(6) The option was granted on August 2, 1999. The options vested 25,000 on August 2, 1999 and 75, 000 over 36 months at an exercise price of $6.00 per share.
(7) The option was granted on August 31, 1999. The options vest over a 36 month period at an exercise price of $ 12.50 per share.
(8) The option was granted on August 11, 1999. The options vest over a 36 month period at an exercise price of $ 9.50 per share.
(9) The option was granted on October 1, 1999. The options vest over a 36 month period at an exercise price of $ 12.50 per share.
(10) We have agreed to pay Mr. Fritsch a sum equal to 0.25% of our gross revenues in accordance with our employment agreement with Mr. Fritsch dated July 11, 1999, as amended.
*        Scott Citron ceased to be employed by us effective March 16, 2000.

Option/SAR Grants in Last Completed Fiscal Year (1999)
------------------------------------------------------

--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
                                                                                    Market Price
                                                                                    of Shares
                                                                                    Underlying
                                                                                    Option on
                                                                                    Date of Grant
                                                  Percent of                        if the
                            Number of             Total                             Exercise
                            Securities            Options/SARs                      Price is less
                            Underlying            Granted to                        than the
                            Options/SARs          Employees in     Exercise or      Market Price
                            Granted in Fiscal     Fiscal Year      Base Price       on the Date
Name of Executive Officer   1999                  1999             ($/sh)           of Grant        Expiration Date
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Bernhard Fritsch            400,000 shares             5.7%            $ 1.50/sh       $   6.00     Five years
                            450,000 shares             6.4%            $ 3.20/sh        $ 12.88     from the date
                            450,000 shares             6.4%            $ 3.20/sh        $ 12.69     of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Mitchell Lampert            400,000 shares             5.7%            $ 1.50/sh       $   6.00     Five years
                            1,450,000 shares          20.7%            $ 3.20/sh        $ 12.69     from the date

--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Scott Citron*               100,000 shares             1.4%           $  6.00/sh       $   6.00     Five years
                            10,000 shares              0.1%            $12.50/sh        $ 13.69     from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Ray Short                   200,000 shares             2.9%            $ 9.50/sh        $ 12.88     Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Thomas Noack                50,000 shares              0.7%            $12.50/sh        $ 12.50     Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------

*        Scott Citron ceased to be employed by us effective March 16, 2000.

Aggregated Option/SAR Exercises in Last Completed Fiscal Year (1999) and Fiscal
-------------------------------------------------------------------------------
Year-End 1999 Option/SARs Values
--------------------------------

         During fiscal year 1999, no options to purchase shares of our common stock were exercised by any of the Named Executive Officers. The following table shows certain information concerning the number and value at December 31, 1999 of shares of our common stock subject to unexercised options held by each Named Executive Officer.

------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
                                                 Number of
                                                 Shares                             Value of           Value of
                                                 Underlying      Number of Shares   Unexercised        Unexercised
                                                 Unexercised     Underlying         In-the-Money       In-the-Money
                         Shares                  Options at      Unexercised        Options at         Options at
                         Acquired                Fiscal          Options at         Fiscal Year-End    Fiscal Year-End
Name of "Named           on          Value       Year-End        Fiscal Year-End    Year-End           Year-End
Executive Officer"       Exercise    Realized    (Exercisable)   (Unexercisable)    (Exercisable)      (Unexercisable)
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
Bernhard Fritsch         None        None            570,000          730,000        $ 4,365,000         $ 5,805,000
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
Mitchell Lampert         None        None            845,000        1,005,000        $ 6,372,500         $ 7,812,500
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------


------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
                                                 Number of
                                                 Shares                             Value of           Value of
                                                 Underlying      Number of Shares   Unexercised        Unexercised
                                                 Unexercised     Underlying         In-the-Money       In-the-Money
                         Shares                  Options at      Unexercised        Options at         Options at
                         Acquired                Fiscal          Options at         Fiscal Year-End    Fiscal Year-End
Name of "Named           on          Value       Year-End        Fiscal Year-End    Year-End           Year-End
Executive Officer"       Exercise    Realized    (Exercisable)   (Unexercisable)    (Exercisable)      (Unexercisable)
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
Scott Citron*            None        None             33,000           77,000          $ 148,500           $ 301,500
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
Ray Short                None        None             20,000          180,000           $ 20,000           $ 180,000
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------
Thomas Noack             None        None                  0           50,000                $ 0                 $ 0
------------------------ ----------- ----------- --------------- ------------------ ------------------ -----------------


*        Scott Citron ceased to be employed by us effective March 16, 2000.

Long-Term Incentive Plan ("LTIP") Awards
----------------------------------------

         During fiscal year 1999, we did not give any LTIP awards to any of our Named Executive Officers.

Compensation of Directors
-------------------------

         Members of the board of directors are not compensated in such capacity. However, members of the board are reimbursed for reasonable travel expenses incurred in attending board of directors meetings.

Employment Contracts and Termination of Employment, and Change-in-Control
-------------------------------------------------------------------------
Arrangements
------------

         Bernhard Fritsch entered into a five-year employment agreement with us on July 11, 1999, as amended, pursuant to which he receives: (i) a base salary of $300,000 which increases 10% per annum; (ii) a guaranteed bonus of $100,000;
(iii) a sum equal to 0.25 % of annual gross revenue generated by us; (iv) an automobile allowance of $1,500 per month; (v) reimbursement for business-related housing of up to $6,000 per month; (vi) upon a change of control, a payment equal to the product of 2.99 and his base salary; and (vii) such other compensation as our board of directors may grant.

         Mitchell Lampert entered into a three-year employment agreement with us on July 11, 1999 pursuant to which he receives: (i) a base salary of $ 250,000 which increases 10% per annum; (ii) a guaranteed bonus of $ 65,000; (iii) an automobile allowance of $ 1,000 per month; (iv) upon a change of control, a payment equal to the product of 1.00 and his base salary; and (v) such other compensation as our board of directors may grant.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of and percentage of outstanding shares of our securities, as of December 31, 1999, owned by: (i) holders of our securities known to us to beneficially own more than five (5%) percent of our securities; (ii) each of our directors; (iii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 10 of this Annual Report on Form 10-KSB; and (iv) all of our directors and executive officers as a group.

         At December 31, 1999, there are (i) 54,340,988 shares of our common stock issued and outstanding; and (ii) 1,000,000 shares of our Series 1 preferred stock issued and outstanding.


                                               Shares of            Percent of      Share of Series 1     Percent of
Name and Address                             Common Stock           Class (2)        Preferred Stock       Class(2)
----------------                             ------------           ---------        ---------------       --------
Bernhard Fritsch                                 24,250,078 (3)          44%              1,000,000           100%
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Tintagle Trading Co., Ltd.**                      3,388,700               6%
c/o Chapman Davis & Co.
No. 2 Chapel Court
London SE1 England

William C. Bossung                                3,282,000 (4)           6%
25 Cos Cob Road
Greenwich, CT  06807

Hubertus von Hesse                                  465,000 (5)           *
c/o MCY Europe GmbH
Maximilian Strasse 35b
80538 Munich Germany

Lisa Short                                          195,480 (6)           *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Norbert Jahns                                       320,000 (7)           *
Bilingerweg 2
14089 Berlin, Germany

Susanne Weblus                                       ______               *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Mitchell Lampert                                  1,105,000 (8)           2%
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Scott Citron ***                                     33,000 (9)           *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Ray Short                                            20,000 (10)          *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Thomas Noack                                          5,000 (11)          *
c/o MCY.com, Inc.
1133 Avenue of the Americas


New York, New York 10036

All directors and named                          26,392,558              47%
executive officers as a group (9
persons***)

-----------------------

(1) We believe that the beneficial owners of our common stock listed above have sole investment and voting power with respect to such shares. Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days after December 31, 1999.

(2) Asterisk indicates less than 1%. Shares subject to such options that are considered to be beneficially owned are considered outstanding only for the purpose of computing the percentage of outstanding common stock which would be owned by the option holder if such options were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding common stock owned by any other person.

(3) Includes: (i) 120,000 shares underlying options exercisable at $1.50 per share; and (ii) 450,000 shares underlying options exercisable at $3.20 per share, held by Mr. Fritsch.

(4) Includes 20,000 shares underlying options exercisable at $1.50 per share held by Mr. Bossung.

(5) Includes: (i) 40,000 shares underlying options exercisable at $1.50 per share; and (ii) 225,000 shares underlying options exercisable for $3.20 per share, held by Mr. von Hesse.

(6) Includes 20,000 shares underlying options exercisable at $1.50 per share held by Ms. Short.

(7)      Includes 20,000 shares underlying options which are exercisable at $
         1.50 per share held by Mr. Jahns.

(8) Includes: (i) 120,000 shares underlying options exercisable at $ 1.50 per share; (ii) 225,000 shares underlying options exercisable at $ 3.20 per share; and (iii) 500,000 shares underlying options exercisable at $3.20 per share, held by Mr. Lampert.

(9) Includes 33,000 shares underlying options exercisable at $ 6.00 per share held by Mr. Citron. Mr. Citron ceased to be employed by us effective March 16, 2000.

(10) Includes 20,000 shares underlying options exercisable at $ 9.50 per share held by Mr. Short.

(11) Includes 5,000 shares underlying options exercisable at $ 12.50 per share held by Mr. Noack.

** Tintagle Trading Co., Ltd. is an entity which we believe is controlled by Michael Wilson-Smith.

***      Scott Citron ceased to be employed by us effective March 16, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All share numbers presented below have been adjusted to reflect the two-for-one split of our common stock effected on May 20, 1999.

         On April 26, 1999, we issued an aggregate of 35,661,352 shares of common stock to our stockholders (net of 2,000,000 shares returned on July 2, 1999 as described below). This amount includes: 25,282,652 shares (fair value $0.001 per share) issued to founders; 1,857,480 shares (fair value $0.074 per share) which we were contractually obligated to issue to employees and consultants prior to incorporation; and 8,721,220 shares (fair value of $0.28 per share) issued on April 26, 1999 to employees and consultants for services rendered.

         On June 14, 1999, we issued 1,000,000 shares of Series 1 preferred stock to Mr. Bernhard Fritsch, our Chairman of the Board of Directors, President and Chief Executive Officer for $1,000.

         On July 2, 1999, we acquired the assets of Datatek including the stock of MCY America, Inc. and Fritsch & Friends or the "Predecessor Companies" in exchange for an aggregate consideration of $ 26,550,000 structured as: (i) $ 1,050,000 in cash; (ii) 4,500,000 shares of our common stock valued at $ 22,500,000 (fair value $5.00 per share); and (iii) 5-year warrants to purchase 2,000,000 shares of our common stock at an exercise price of $ 5.00 per share valued at $ 3,000,000. In addition, we agreed to pay Datatek, on a quarterly basis, 1% of gross revenues either: (i) for a period of 20 years; or (ii) until such time as the payments had totaled $ 9,000,000. As of July 2, 1999, the predecessor companies owed us approximately $ 1,243,000, representing the balance of loans made by us prior to the acquisition. Mr. Fritsch was Datatek's chief executive officer, director and a 47.5% beneficial owner of Datatek which 47.5% interest was transferred to other Datatek stockholders for no consideration. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets required for our business operations. Mr. Fritsch and Mrs. Sibylle Fritsch, Bernard Fritsch's mother returned an aggregate of 2,000,000 shares of our common stock to us for cancellation.

         On July 2, 1999, we issued to Mr. James Burger, our former general manager and treasurer, options to acquire an aggregate of 400,000 shares of common stock. Mr. Burger resigned in all capacities in September 1999. In December 1999 we entered into a termination agreement with Mr. Burger, pursuant to which we paid him the sum of $100,000 as termination compensation under his employment agreement and further as compensation for the cancellation of all of his options.

         On July 29, 1999, we entered into a license agreement with Mr. Fritsch for exclusive worldwide rights to certain technology. The license remains in effect as long as the compensation equal to 0.25% of gross revenues is paid annually to Mr. Fritsch until the later of 20 years or the expiration of the underlying patents as provided in his employment agreement. We believe that the terms of this license agreement are as fair to us as terms under a license agreement which we could have obtained from an unrelated third party through arms-length negotiations.

         On August 2, 1999, we completed a merger with MusicWorld, whereby an acquisition subsidiary merged with and into MusicWorld, with MusicWorld becoming a subsidiary of our company. As a result, outstanding shares of common stock and preferred stock of MusicWorld were converted, respectively, on a 1-for-1 basis into our common stock and preferred stock of having identical rights. In addition, all holders of options and warrants of MusicWorld were given options and warrants having identical features under a newly adopted stock option plan and their existing options and warrants were cancelled.

         On August 2, 1999, HBI, our predecessor, enacted a 2-for-1 forward stock split, increasing the number of issued and outstanding shares of its common stock to 4,611,000. In connection with the merger, HBI amended its certificate of incorporation and did the following: (i) increased its authorized capital from 50,000,000 shares of common stock to 100,000,000 shares of common stock; (ii) designated 1,000,000 shares of preferred stock "Series 1 Preferred Stock"; and (iii) changed its corporate name to MCY.com, Inc. In addition, HBI issued: (A) 42,924,988 shares of our common stock to the holders of the common stock of MusicWorld, (B) 2,000,000 warrants to the holders of MusicWorld warrants, (C) options to holders of MusicWorld options to acquire shares under the HBI 1999 Incentive Option Plan, and (D) 1,000,000 shares of Series 1 preferred stock to Mr. Fritsch. All of our former officers and directors resigned and the current officers and directors were subsequently elected.

     In connection with the merger, L. Dee Hall, Glen Hatch, Robert Blackley and Reed Jensen, the holders of approximately 4,000,000 shares of HBI common stock, agreed to sell approximately 3,970,000 of such shares to Mr. William Bossung, Mr. Todd Sanders and their associates for $0.02 per share. Ms. Hall and Messrs. Hatch, Blackley and Jensen were shareholders of our predecessor and currently have no affiliation with us. Messrs. Bossung and Sanders were former consultants to our company and currently have no affiliation with us.

         In August, 1999, we issued 5,000 shares (fair value of $6.00 per share) of our common stock to David Rowland, one of our stockholders, in consideration for the making a loan to us in the amount of $100,000 and for the accrued interest on the loan.

         In December 1999, we entered into an agreement with DL Hawk Communications, Inc. (the "Consultant Company"), a company owned by Richard Lubic, a former director of MusicWorld, pursuant to which we paid such company the sum of $100,000 as compensation for terminating a consulting agreement with the Consulting Company. In connection with such agreement, Mr. Lubic resigned as a director of MusicWorld and we entered into a new consulting agreement with the Consultant Company. The new agreement is for one year and reduces payments to the Consulting Company from $175,000 per annum under the old, terminated agreement to $50,000 per annum.

     As of December 31, 1999, we had made non-interest-bearing advances which contained no repayment terms of approximately $107,000 to Mr. Fritsch.

ITEM 13.


EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits and Index
         ------------------

    Exhibit Number       Description of Exhibits
    --------------       -----------------------

             2.1 Agreement and Plan of Reorganization dated as of August 2, 1999 among Health Builders International, Inc., HBI Sub, Inc. and MCY Music World, Inc. 1

             3.1          Amended and Restated Certificate of Incorporation. 1

             3.2          By-laws, as amended. 2

             4.1          Warrant to Purchase Common Stock of MCY.com, Inc.
                          issued to U S West Internet Ventures, Inc., December 31, 1999. 3

             10.1 License Agreement dated July 29, 1999 by and between Bernhard Fritsch and MCY Music World, Inc. 3

             10.2 U S West Communications Services, Inc. and MCY Music World, Inc. Collaborative Development Agreement effective as of December 31, 1999 3

             10.3 Confidentiality and Non-Circumvention Agreement effective as of November 28, 1999.3

             10.4 Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and Bernhard Fritsch. 3

             10.5 Amendment to Employment Agreement made as of July 28, 1999 by and between MCY Music World, Inc. and Bernhard Fritsch. 3

             10.6 Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and Mitchell Lampert. 3

             10.7 Employment Agreement between MCY Music World, Inc. and Scott Citron dated as of July 21, 1999. 3 *

             10.8 Employment Agreement between MCY Music World, Inc. and Ray Short dated as of August 8, 1999. 3

             10.9 Employment Agreement dated September 1, 1999 by and between MCY Music World, Inc. and Thomas Noack. 3

             21.1         Subsidiaries of Registrant.3

             27.1         Financial Data Schedule. 3

             99.1         MCY.com, Inc. Amended and Restated 1999 Stock
                          Incentive Plan 1

             99.2 Form of Award Agreement ("Stock Option Agreement") under the MCY.com, Inc Amended and Restated 1999 Stock Incentive Plan 4

--------------------------
1 Incorporated by reference from our current report on Form 8-K dated August 2, 1999 (date of earliest event reported), as filed with the Securities and Exchange Commission on August 17, 1999, SEC File #: 333-9809.
2 Incorporated by reference from Exhibit 3.3 to our registration statement on Form SB-2 as filed with the Securities Exchange Commission on August 9, 1996, SEC File #: 333-9809.
3    Filed herewith.
*    Scott Citron ceased to be employed by us effective March 16, 2000.

(b)      Reports on Form 8-K.
         --------------------

         On October 15, 1999, we filed a report on Form 8-K reporting a change in our certifying accountant from Pritchett, Siler & Hardy, P.C. to Richard A. Eisner & Co., LLP and reporting on other events including a sale of our common stock and amendments to our 1999 Incentive Stock Option Plan. The Report on Form 8-K included the audited financial statements of MCY.com, Inc. and subsidiaries for the period ended July 31, 1999 and the audited financial statements of the Predecessor for the period ended July 2, 1999. The consolidated pro forma financial statements as at July 31, 1999 were annexed as an exhibit.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MCY.com, Inc.

                                                  By: /s/     Bernhard Fritsch
                                                      -------------------------
                                                      Name:    Bernhard Fritsch
                                                      Title:   President

                                                  Date:  March 30, 2000

         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                                        Title
                   ---------                                                        -----
/s/         Bernhard Fritsch                            Chairman  of the  Board  of  Directors,  Chief  Executive
--------------------------------                        Officer, President and Director
Name:  Bernhard Fritsch

Date:  March 30, 2000
/s/        Lisa Short                                   Secretary and Vice President - Marketing
--------------------------------
Name: Lisa Short

Date:  March 30, 2000


/s/        Robert Frezza                                Chief Financial Officer
--------------------------------
Name: Robert Frezza

Date:  March 30, 2000


/s/        Hubertus von Hesse                           Director
--------------------------------
Name: Hubertus von Hesse

Date:  March 30, 2000


/s/        Norbert Jahns                                Director
--------------------------------
Name: Norbert Jahns

Date:  March 30, 2000


/s/        Susanne Weblus                               Director
--------------------------------
Name: Susanne Weblus

Date:  March 30, 2000


                         MCY.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
MCY.com, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of MCY.com, Inc. and subsidiaries (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from January 8, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MCY.com, Inc. and subsidiaries, as of December 31, 1999, and the consolidated results of their operations and their cash flows for the period from January 8, 1999 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 21, 2000 except for Note L, as to which the date is March 9, 2000

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)



CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                                                  $     26,060,000
   Sundry receivables                                                                                                  397,000
   Advances to officer                                                                                                 107,000
   Other current assets, including prepaid advertising of $2,247,000                                                 2,793,000
                                                                                                              ----------------

      Total current assets                                                                                          29,357,000

Equipment and software, net                                                                                          1,585,000

Intangible assets, net                                                                                              25,153,000
Other assets, including security deposit and record company advances of
   $925,000 and $350,000, respectively                                                                               1,279,000
                                                                                                              ----------------

                                                                                                              $     57,374,000
                                                                                                              ================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities, representing total
      current liabilities                                                                                     $      3,381,000
                                                                                                              ----------------


Commitments and contingencies (Note G)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000  shares of Series 1 Preferred  Stock issued and  outstanding                                                1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   54,340,988 shares issued and outstanding                                                                             54,000
Common stock payable                                                                                                 1,155,000
Additional paid-in capital                                                                                         144,063,000
Deficit accumulated during the development stage                                                                   (72,283,000)
Cumulative foreign currency translation adjustment                                                                     (15,000)
                                                                                                              ----------------

                                                                                                                    72,975,000
Unamortized deferred compensation                                                                                  (18,956,000)
Stock subscriptions receivable                                                                                         (26,000)
                                                                                                              ----------------
                                                                                                                    53,993,000
                                                                                                              ----------------
                                                                                                              $     57,374,000
                                                                                                              ================

See notes to financial statements                                            2

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)


CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
REVENUE:
   Revenues                                                                                                   $        343,000
                                                                                                              ----------------
EXPENSES:
   Sales, marketing and public relations                                                                             8,519,000
   Product development                                                                                               2,129,000
   Content development                                                                                               1,583,000
   General and administrative                                                                                        4,470,000
   Depreciation and amortization                                                                                       276,000
   Amortization of acquired intangibles                                                                              3,168,000
   Stock based compensation                                                                                         49,904,000
                                                                                                              ----------------

                                                                                                                    70,049,000
                                                                                                              -----------------
Operating loss                                                                                                     (69,706,000)
Share of loss of predecessor companies                                                                                (663,000)
Interest income, net of interest expense                                                                               656,000
                                                                                                              ----------------

NET LOSS                                                                                                      $    (69,713,000)
                                                                                                              ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                                                      $(1.66)
                                                                                                                   ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                                        41,929,000
                                                                                                              ================
See notes to financial statements                                            3


MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999




                                                                      PREFERRED STOCK           COMMON STOCK           COMMON
                                                                      ---------------           ------------           STOCK
                                                                     SHARES      AMOUNT      SHARES       AMOUNT      PAYABLE
                                                                     ------      ------      ------       ------      -------
Issuance of common stock at par ($.001 per share) to founders
   as of January 8, 1999, net of shares returned (Note B)                                   25,282,652  $  25,000
Issuance of common stock to employees and consultants at
   $0.074 per share, as of January 8, 1999                                                   1,857,480      2,000
Issuance of common stock to employees, consultants and
   creditors at $0.28 per share - April 1999                                                 8,721,220      9,000
Sale of common stock at $2.75 per share - May 1999
   less related costs of $10,000                                                               363,636
Sale of common stock at $3.75 per share - May 1999
   less related costs of $310,000                                                            2,400,000      2,000
Sale of common stock at $5.00 per share - May 1999
   less related costs of $10,000                                                               200,000
Issuance of preferred stock at par ($.001 per share) to a
   founder - June 1999                                              1,000,000    $  1,000
Issuance of common stock in connection with acquisition at
   $5.00 per share - July 1999                                                               4,500,000      5,000
Issuance of warrants to purchase 2,000,000 shares of common
stock
   issued in connection with acquisition - July 1999
Issuance of warrants to purchase 50,000 shares of common
   stock issued in connection with acquisition - July 1999
Issuance of warrants to purchase 33,333 shares of common
   stock for services to the Company - July 1999
Stockholders' deficiency of acquired entities applicable to
    47.5%
   Interest owned by the Company's controlling stockholder
Cancellation of common stock issued to a consultant - July 1999                               (400,000)
Stock issued for outstanding HBI shares - August 2, 1999 in
   connection with reverse merger                                                            4,611,000      5,000
Compensation resulting from sale by HBI shareholders of
   3,970,000shares at $0.02 per share - August 1999
Sale of common stock at $6.00 per share - August
    and October 1999, less related costs of $4,454,000                                       6,573,333      6,000
Issuance of common stock in payment of debt and accrued
   interest at $6.00 per share - August 1999                                                   121,667
Issuance of warrants for minimal consideration to purchase
   476,190 shares of common stock in connection with
    collaborative
   agreement - December 1999
Common stock issuable to a consultant in connection with
   collaborative agreement - December 1999                                                     110,000              1,155,000
Options issued to employees & consultants - various dates
Amortization of deferred compensation
Comprehensive loss:
   Loss on foreign currency translation
   Net loss for period

Total comprehensive loss                                          -----------    --------  -----------  ---------   -----------
Balances at December 31, 1999                                       1,000,000    $  1,000   54,340,988  $  54,000   $ 1,155,000
                                                                  ===========    ========  ===========  =========   ===========

                                                                                              DEFICIT    CUMULATIVE
                                                                                            ACCUMULATED    FOREIGN
                                                                             ADDITIONAL      DURING THE   CURRENCY     UNAMORTIZED
                                                                              PAID-IN       DEVELOPMENT  TRANSLATION    DEFERRED
                                                                              CAPITAL          STAGE     ADJUSTMENT   COMPENSATION
                                                                              -------          -----     ----------   ------------
Issuance of common stock at par ($.001 per share) to founders as of January 8, 1999, net of shares returned (Note B)
Issuance of common stock to employees and consultants at
   $0.074 per share, as of January 8, 1999                                     $ 135,000
Issuance of common stock to employees, consultants and
   creditors at $0.28 per share - April 1999                                   2,433,000
Sale of common stock at $2.75 per share - May 1999
   less related costs of $10,000                                                 990,000
Sale of common stock at $3.75 per share - May 1999
   less related costs of $310,000                                              8,688,000
Sale of common stock at $5.00 per share - May 1999
   less related costs of $10,000                                                 990,000
Issuance of preferred stock at par ($.001 per share) to a
   founder - June 1999
Issuance of common stock in connection with acquisition at
   $5.00 per share - July 1999                                                22,495,000
Issuance of warrants to purchase 2,000,000 shares of common
stock
   issued in connection with acquisition - July 1999                           3,000,000
Issuance of warrants to purchase 50,000 shares of common
   stock issued in connection with acquisition - July 1999                        90,000
Issuance of warrants to purchase 33,333 shares of common
   stock for services to the Company - July 1999                                  50,000
Stockholders' deficiency of acquired entities applicable to
    47.5%
   Interest owned by the Company's controlling stockholder                     2,164,000   $(2,570,000)
Cancellation of common stock issued to a consultant - July 1999                 (112,000)
Stock issued for outstanding HBI shares - August 2, 1999 in
   connection with reverse merger                                                 (5,000)
Compensation resulting from sale by HBI shareholders of
   3,970,000shares at $0.02 per share - August 1999                           23,741,000
Sale of common stock at $6.00 per share - August
    and October 1999, less related costs of $4,454,000                        34,980,000
Issuance of common stock in payment of debt and accrued
   interest at $6.00 per share - August 1999                                     730,000
Issuance of warrants for minimal consideration to purchase
   476,190 shares of common stock in connection with
    collaborative
   agreement - December 1999                                                   2,247,000
Common stock issuable to a consultant in connection with
   collaborative agreement - December 1999
Options issued to employees & consultants - various dates                     41,447,000                               (41,447,000)
Amortization of deferred compensation                                                                                   22,491,000
Comprehensive loss:
   Loss on foreign currency translation                                                                   $ (15,000)
   Net loss for period                                                                      (69,713,000)

Total comprehensive loss                                                    ------------   -------------  ----------  -------------
Balances at December 31, 1999                                               $144,063,000   $(72,283,000)  $ (15,000)  $(18,956,000)
                                                                            -===========   ============   =========   ============

                                                                                   STOCK
                                                                               SUBSCRIPTIONS
                                                                                 RECEIVABLE        TOTAL
                                                                                 ----------        -----
Issuance of common stock at par ($.001 per share) to founders
   as of January 8, 1999, net of shares returned (Note B)                        $ (25,000)    $          0
Issuance of common stock to employees and consultants at
   $0.074 per share, as of January 8, 1999                                                          137,000
Issuance of common stock to employees, consultants and
   creditors at $0.28 per share - April 1999                                                      2,442,000
Sale of common stock at $2.75 per share - May 1999
   less related costs of $10,000                                                                    990,000
Sale of common stock at $3.75 per share - May 1999
   less related costs of $310,000                                                                 8,690,000
Sale of common stock at $5.00 per share - May 1999
   less related costs of $10,000                                                                    990,000
Issuance of preferred stock at par ($.001 per share) to a
   founder - June 1999                                                              (1,000)               0
Issuance of common stock in connection with acquisition at
   $5.00 per share - July 1999                                                                   22,500,000
Issuance of warrants to purchase 2,000,000 shares of common
stock
   issued in connection with acquisition - July 1999                                              3,000,000
Issuance of warrants to purchase 50,000 shares of common
   stock issued in connection with acquisition - July 1999                                           90,000
Issuance of warrants to purchase 33,333 shares of common
   stock for services to the Company - July 1999                                                     50,000
Stockholders' deficiency of acquired entities applicable to
    47.5%
   Interest owned by the Company's controlling stockholder                                         (406,000)
Cancellation of common stock issued to a consultant - July 1999                                    (112,000)
Stock issued for outstanding HBI shares - August 2, 1999 in
   connection with reverse merger                                                                         0
Compensation resulting from sale by HBI shareholders of
   3,970,000shares at $0.02 per share - August 1999                                              23,741,000
Sale of common stock at $6.00 per share - August
    and October 1999, less related costs of $4,454,000                                           34,986,000
Issuance of common stock in payment of debt and accrued
   interest at $6.00 per share - August 1999                                                        730,000
Issuance of warrants for minimal consideration to purchase
   476,190 shares of common stock in connection with
    collaborative
   agreement - December 1999                                                                      2,247,000
Common stock issuable to a consultant in connection with
   collaborative agreement - December 1999                                                        1,155,000
Options issued to employees & consultants - various dates                                                 0
Amortization of deferred compensation                                                            22,491,000
Comprehensive loss:
   Loss on foreign currency translation                                                             (15,000)
   Net loss for period                                                                          (69,713,000)
                                                                                               ------------
Total comprehensive loss                                                                        (69,728,000)
                                                                                 ---------     ------------
Balances at December 31, 1999                                                    $ (26,000)    $ 53,993,000
                                                                                 =========     ============

See notes to financial statements                                            4

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                                   $    (69,713,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of equipment and software                                                          276,000
        Amortization of intangibles                                                                                  3,168,000
        Stock-based compensation                                                                                    49,904,000
        Share of loss of predecessor companies                                                                         663,000
        Changes in:
           Receivables                                                                                                (261,000)
           Other current assets                                                                                       (350,000)
           Other assets                                                                                               (482,000)
           Accounts payable, accrued expenses and sundry liabilities                                                 1,663,000
                                                                                                              ----------------

              Net cash used in operating activities                                                                (15,132,000)
                                                                                                              ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of developing internal-use software                                                                           (777,000)
   Datatek acquisition, net of acquired companies cash of $565,000                                                  (1,748,000)
   Payment of security deposits                                                                                       (925,000)
   Purchase of equipment                                                                                              (689,000)
                                                                                                              ----------------

              Net cash used in investing activities                                                                 (4,139,000)
                                                                                                              ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                                                                                (40,000)
   Proceeds from sale of stock, net of related costs                                                                45,656,000
                                                                                                               ---------------
              Net cash provided by financing activities                                                             45,616,000
                                                                                                               ---------------

Effect of exchange rate changes on cash                                                                               (285,000)
                                                                                                              ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                     $     26,060,000
                                                                                                              ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for stock subscription receivable                                                           $         26,000
Issuance of stock and warrants in connection with Datatek acquisition                                         $     25,590,000
Deferred compensation to consultants and employees by issuance of options                                     $     41,447,000
Issuance of stock for notes payable and accrued interest                                                      $       730,000
Issuance of warrants relating to prepaid advertising and marketing expenses in connection
   with joint venture agreement                                                                               $     2,247,000

See notes to financial statements                                            5

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE A - THE COMPANY

MCY Music World, Inc. ("MusicWorld") was incorporated on January 8, 1999 in the state of Delaware to acquire certain predecessor companies based in Germany (see Note B) and to further develop its planned operations, which include the creation and opening to the public of an online service platform to provide worldwide promotional and sales services for the music buying public and the music industry. On August 2, 1999, MusicWorld completed a reverse merger into Health Builders International, Inc. ("HBI"), an inactive public company incorporated in the state of Delaware. The merger was consummated through an exchange of shares that resulted in stockholders of MusicWorld holding 43,324,988 shares of common stock (excluding 121,667 shares of common stock issuable to creditors) or 90.4% of the outstanding common shares of HBI and 1,000,000 shares of Series 1 Preferred Stock (100% of such class) and existing stockholders of HBI holding 4,611,000 shares of common stock. The merger is being accounted for as a recapitalization and retroactive effect has been given to the recapitalization in the accompanying financial statements. In connection with the merger, HBI changed its name to MCY.com, Inc. (the "Company").

The Company intends to operate an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads and webcasts in an encrypted and enhanced format, as well as other products. The Company is in the development stage, since planned operations have not commenced.

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, by definition, seek to create new markets for their innovative products and services. As shown in the accompanying financial statements, the Company has incurred a substantial net loss and the Company and its predecessor companies have generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. These conditions may result in a future write-down of the carrying value of the intangibles arising from the acquisition of the predecessor companies (reflecting their impairment), or a reduction in the remaining estimated lives of said intangibles, which may result in their accelerated amortization (see Notes C[6] and E). In order to finance its continued development the Company is presently attempting to raise additional financing through additional private placements. However, there is no assurance that the Company will be successful in that effort, nor that it will ever attain profitable operations and operating cash flow.


NOTE B - ACQUISITION

On July 2, 1999, MusicWorld acquired the assets of Datatek Services Limited ("Datatek") including the stock of MCY America, Inc. ("MCY America") and Fritsch & Friends Mediagroup GmbH ("Fritsch & Friends") (collectively the "predecessor companies") in exchange for cash of $1,050,000, 4,500,000 shares of MusicWorld's common stock valued at $22,500,000 and 5-year warrants to acquire 2,000,000 shares of common stock at an exercise price of $5.00 per share, valued at $3,000,000, for an aggregate cost of $26,550,000. In addition, the Company agreed to pay to Datatek, on a quarterly basis, 1% of gross revenues either, (i) for a period of 20 years, or (ii) until such time as the payments total $9,000,000. As of the date of the acquisition, the predecessor companies owed MusicWorld $1,243,000 representing the balance of loans made by MusicWorld prior to the acquisition. MusicWorld's founder, controlling stockholder and Chairman was the Chief Executive Officer, a director and owned a 47.5% beneficial interest in Datatek which was transferred to the other Datatek stockholders for no consideration immediately prior to the closing of the acquisition. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets that are required for MusicWorld's intended business operations. The transaction has been accounted for as a

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE B - ACQUISITION  (CONTINUED)

purchase by MusicWorld of a 52.5% ownership interest in the Datatek assets and a contribution to MusicWorld of the 47.5% interest formerly owned by MusicWorld's founder and controlling stockholder. Such contributed interest has been recorded at the predecessor basis to the controlling stockholder which approximates 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date. In addition, 47.5% of the loss of predecessor companies for the period from January 1, 1999 through July 2, 1999 is reflected in the Company's results of operations on the equity method and 100% of the results of operations of the predecessor companies are consolidated with those of the Company from July 2, 1999. The aggregate cost of the acquisition of the 52.5% interest, amounting to $27,793,000, including $1,243,000 of loans receivable from predecessor companies, reduced by $1,069,000 representing 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date has been allocated to assets acquired and liabilities assumed at date of acquisition as follows:

 Cash                                                         $       565,000
 Sundry receivables                                                   137,000
 Due from related parties                                             109,000
 Equipment and software, net                                          370,000
 Other assets                                                         146,000
 Intangibles (see Note E)                                          28,321,000
                                                              ---------------

                                                                   29,648,000
                                                              ---------------
 Accounts payable, accrued expenses and sundry liabilities          2,884,000
 Line of credit                                                        40,000
                                                               --------------

                                                                    2,924,000
                                                              ---------------
 Cost of net assets acquired                                  $    26,724,000
                                                              ===============


The contingent consideration will be accounted for as royalty expense as it becomes payable. Also in connection with this transaction, founders of MusicWorld agreed to return 2,000,000 shares of common stock, which were then canceled. The return of the shares was accounted for as an adjustment of the original issuance of shares to partners.

Assuming the acquisition had occurred as of January 8, 1999, the Company's unaudited pro-forma net loss, including amortization of the acquired intangibles, would have amounted to $(73,467,000) or $(1.66) per common share for the period January 8, 1999 through December 31, 1999.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF PRESENTATION:

       The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and it's wholly-owned subsidiaries after elimination of all significant inter-company transactions and balances.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2]      CASH:

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At December 31, 1999 cash equivalents amount to $24,962,000 and consist of one investment in a money market fund.

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

[6]      IMPAIRMENT OF LONG-LIVED ASSETS:

       The Company evaluates the recoverability of its identifiable intangibles and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]      IMPAIRMENT OF LONG-LIVED ASSETS:  (CONTINUED)

       The Company periodically evaluates the amortization period assigned to the excess of cost over fair value of identifiable net assets acquired to determine whether later events and circumstances warrant revised estimates of useful life. If estimates are changed, the unamortized cost will be allocated to the revised number of remaining periods. In addition, a reduction in the carrying amount of the unamortized excess would be made if it exceeds the estimated future undiscounted cash flows to be generated by the Company. Should such an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over its fair value or discounted estimates of future cash flows.

[7]      REVENUE RECOGNITION:

       Upon commencement of planned operations, the Company will recognize revenue applicable to the delivery of music when the digital files and/or streams are delivered or, in the case of revenue to be derived from the sales of CDs or music-related merchandise, upon shipment. Related royalties will be charged to cost of sales to match the recognition of revenue, as applicable. Advertising revenue, which consists of advertising space on the Company web-site, is recorded during the period in which the advertising services are provided. Included in revenue is advertising revenue in the amount of $330,000 during the period January 8, 1999 through December 31, 1999. The Company purchased prepaid television advertising time of $325,000 from the same customer. There were no amounts due to or from the customer at December 31, 1999.

[8]      ADVERTISING:

       Advertising expense is comprised of print, television and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising and marketing expenses charged to operations totaled $1,015,000 during the period January 8, 1999 through December 31, 1999. Included in prepaid expenses at December 31, 1999 were $2,247,000 related to prepaid advertising and marketing resulting from the issuance of warrants in connection with a joint venture arrangement (see Note K).

[9]      NET LOSS PER SHARE:

       Basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period including shares issuable to creditors after giving retroactive effect to a 2-for-1 stock split during May 1999. All share issuances prior thereto reflected in the statement of stockholders equity have been retroactively adjusted to reflect the split.

[10]     FOREIGN CURRENCY:

       The assets and liabilities of the Company's German subsidiaries, whose functional currency is the Deutsche Mark, are translated into U.S. dollars at exchange rates as of the balance sheet date. Expenses are translated at the average of the rates prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE C - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11]     COMPREHENSIVE INCOME:

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

[12]     SEGMENT INFORMATION:

       The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes that its operations, as they are presently developing, constitute a single, reportable segment. Non U.S. results of operations, equipment and software, and total assets are immaterial.

[13]     FINANCIAL INSTRUMENTS:

       The carrying amounts of the Company's cash and cash equivalents, receivables, and accounts payable approximate fair value.


NOTE D - EQUIPMENT AND SOFTWARE

Equipment and software at December 31, 1999 consisted of the following components:


        Equipment                                              $     1,065,000
        Software                                                       796,000
                                                               ---------------

                                                                     1,861,000
        Less:  accumulated depreciation and amortization              (276,000)
                                                               ---------------
                                                               $     1,585,000
                                                               ===============

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE E - INTANGIBLE ASSETS

In connection with MusicWorld's acquisition of the predecessor companies (see Note B), the Company has recorded intangible assets comprised as follows:

 Technology and related contracts                                     $     4,410,000
 Record label contracts and catalogs                                          630,000
 Excess of cost over fair value of identifiable net assets acquired        23,281,000
                                                                      ---------------

                                                                           28,321,000
 Less:  accumulated amortization                                           (3,168,000)
                                                                           ----------
                                                                      $    25,153,000
                                                                      ===============

The identifiable intangible assets are being amortized over a thirty-six month period and the excess of cost over fair value of identifiable net assets acquired is being amortized over a sixty-month period.


NOTE F - INCOME TAXES

As of December 31, 1999, the Company has an estimated United States net operating loss carry-forward of approximately $18,600,000 which expires in 2019. As of December 31, 1999 Fritsch & Friends and MCY Europe have a combined estimated net operating loss carry-forward of approximately $3,000,000 (DM
5,900,000) which under German tax law does not expire. The Company has a net deferred tax asset of $8,562,000 consisting of a deferred tax asset of $9,895,000, resulting from operating loss carry-forwards and a deferred tax liability of $1,333,000 resulting from the different tax and financial bases of the Company's identifiable intangibles. Such net amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carryforwards will be utilized.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations is as follows:

               Federal                                         (34)%
               State and local, net of federal benefit         (11)%
               Increase in valuation allowance                  45 %
                                                                --
               Income tax benefit                                0 %
                                                                ==

The Company has recorded state and local franchise taxes based on capital in the amount of $94,000 which is included under the caption general and administrative expenses on the statement of operations.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE G - COMMITMENTS AND CONTINGENCIES

[1]      LEASE COMMITMENTS:

          The Company leases facilities and equipment under noncancellable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, the Company is required to provide security totaling $925,000. Such security has been provided by deposits totaling $731,000 and letters of credit collateralized by restricted cash of $194,000.

          Future minimum annual lease payments as of December 31, 1999 are as follows:

                     FOR THE PERIOD ENDING
                         DECEMBER 31,
                   -----------------------
                   2000                                      $   1,263,000
                   2001                                          1,130,000
                   2002                                            987,000
                   2003                                            398,000
                   2004                                            332,000
                                                             -------------
                                                             $   4,110,000
                                                             =============

          Rent expense for the period ended December 31, 1999 approximated $402,000.

[2]      LEGAL PROCEEDINGS:

       On December 16, 1999, a former employee of Music World filed a complaint against the Company in New York Supreme Court. The complaint asserts five claims including breach of contract, wrongful termination and fraud related to compensation due to him for the signing and distribution of content as well as fees related to a private placement of the Company's stock on October 25, 1999. The complaint asks for damages of approximately $23,000,000 on each claim including 20,000 shares of the Company's common stock, stock options, fees and royalties. Due to the fact that the complaint was only recently filed, discovery in the case has not started. The Company believes that the former employee's claims lack substantial merit, and intends to vigorously defend against this action. On January 14, 2000, the Company filed a motion to dismiss the complaint. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

       The Company and certain of the predecessor companies, are parties to various other claims and legal proceedings incidental to their business. Management believes that adequate liabilities to cover any resulting losses have been reflected in the accompanying financial statements, and that the outcome of these claims and proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE H - STOCKHOLDERS' EQUITY

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

On August 2, 1999, concurrent with the merger of MusicWorld into HBI (described below), the Certificate of Incorporation of HBI was amended whereby it:

     [.] Effected a 2-for-1 stock split, increasing its authorized capital from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and increasing its outstanding common stock to 4,611,000 shares;

     [.] Designated 1,000,000 shares of its 10,000,000 authorized shares of preferred stock as Series 1 Preferred Stock, and

     [.] Changed its name from Health Builders International, Inc. to MCY.com, Inc.

Also on August 2, 1999, the Company completed its merger with MusicWorld whereby a subsidiary of the Company merged with and into MusicWorld with MusicWorld becoming a subsidiary of the Company. In connection therewith, outstanding shares of MusicWorld common stock and preferred stock were converted, respectively, on a 1-for-1 basis into common and preferred shares of MCY.com having identical rights. Furthermore, all holders of options and warrants of MusicWorld were given identical options and warrants of the Company under a newly adopted stock option plan, and their existing options and warrants were canceled.

In connection with the merger, holders of 4,000,000 shares of HBI common stock sold approximately 3,970,000 of such shares for $0.02 per share to certain of the Company's stockholders who also served as advisors to the Company. The Company recorded a compensation charge to operations of approximately $23,741,000 in connection with this transaction during August 1999.

In August and October, 1999, the Company sold in a private placement an aggregate of 6,573,333 shares of common stock at a price of $6.00 per share, for proceeds of $35,886,000 net of commissions and fees to the placement agent. Also in connection with this transaction, the Company paid $900,000 to other parties who facilitated the transaction. Additionally, warrants to acquire 657,333 shares of common stock at $6.00 per share were issued to a placement agent in connection with this private placement.

On December 31, 1999, the Company issued warrants to purchase 476,190 shares of common stock at a price of $10.50 per share pursuant to a collaborative agreement (see Note K). Additionally, the Company authorized the issuance of 110,000 shares of common stock at $10.50 per share to an outside consultant who initiated the aforementioned joint venture. Such amount was recorded as common stock payable.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

As of December 31, 1999, outstanding warrants to purchase shares of the Company's common stock were as follows:

         EXERCISE
           PRICE          SHARES                     EXPIRATION
           -----          ------                     ----------

       $  5.00           2,033,333    July 2, 2004 and July 21, 2004
       $  6.00             707,333    July 21, 2004 and October 20, 2004
       $ 10.50             476,190    December 31, 2004
                      ------------
                         3,216,856
                         =========

NOTE I - OPTIONS

The Company adopted the 1999 Stock Incentive Plan, as amended (the "99 Plan") under which options (qualified or nonqualified) and other stock awards, covering an aggregate of 15,000,000 shares of common stock may be granted to employees, nonemployee directors and consultants. The exercise price established for any awards granted under the 99 Plan shall be determined by a Committee of the Company's Board of Directors. During the period ended December 31, 1999, options to purchase 7,760,234 shares of the Company's common stock under the 99 Plan have been granted to officers, other employees, directors and consultants of the Company at exercise prices ranging from $1.50 to $12.75 per share. Generally, options become exercisable over periods ranging from immediately to three years and expire five years from the date of grant. The Company has reserved 15,000,000 shares of common stock for issuance under the 99 Plan. During the period ended December 31, 1999 in connection with the resignation of certain employees, 761,200 non-vested options previously granted were cancelled. Additionally, with respect to those certain employees, the period over which vested options are exercisable was modified to 90 days from date of resignation. None of these vested options were exercised within the shortened period.
Additionally, during January 2000, 42,500 options with an exercise price of $1.50 per share and 225,000 options with an exercise price of $3.20 per share were exercised and paid for by the return to the Company of 79,874 shares of common stock at an estimated market price of $9.8125 per share.

The following table presents information relating to stock options outstanding at December 31, 1999:


                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                  ----------------------------         -------------------
                                                      WEIGHTED
                                        WEIGHTED       AVERAGE                       WEIGHTED
                                        AVERAGE       REMAINING                      AVERAGE
         EXERCISE                       EXERCISE       LIFE IN                       EXERCISE
           PRICE          SHARES         PRICE          YEARS          SHARES         PRICE
           -----          ------         -----          -----          ------         -----
         $  1.50         2,683,200                       4.6            778,080
         $  3.20         2,800,000                       4.8          1,400,000
         $  6.00           275,000                       4.6             48,000
         $  9.50           200,000                       4.6             20,000
          $10.00           250,000                       4.7              6,000
          $11.00            50,000                       5.0                  0
          $12.00           580,834                       5.0            108,334
          $12.50            60,000                       4.8              3,300
          $12.75           100,000                       5.0                  0
                      ------------                                 ------------
                         6,999,034        $ 4.08                      2,363,714       $ 3.18
                      ============                                 ============

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE I - OPTIONS  (CONTINUED)

The effect of applying SFAS No.123 to the Company's December 31, 1999 net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The weighted average fair value of the options granted during the period ended December 31, 1999, has been estimated at $6.82 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 60%, a risk-free interest rate range of 5.7-6.0% and an expected life of three years from date of grant. Had compensation cost to employees and directors for the Company's stock option plan been determined based upon the fair value of the options at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No.123, the Company's net loss and net loss per share would have been as follows:

            Net loss - as reported                        $(69,713,000)
                                                          ============
                     - pro forma                          $(71,509,000)
                                                          ============

            Net loss per share - as reported                  $(1.66)
                                                              ======
                                - pro forma                   $(1.71)
                                                              ======


NOTE J - RELATED PARTY TRANSACTIONS

On July 29, 1999, MusicWorld entered into a license agreement with its principal stockholder who is also the Company's Chairman and CEO for exclusive worldwide rights to certain technology. The license shall continue to be in effect as long as compensation equal to 0.25% of gross revenues is paid annually to the CEO until the later of 20 years or the expiration of the underlying patents as provided in his employment agreement.

At  December  31,  1999,  advances  to the  Company's  Chairman  and CEO totaled
$107,000.

See Note B for information with respect to the Datatek acquisition.


NOTE K - COLLABORATIVE AGREEMENT

On December 31, 1999, the Company entered into a collaborative agreement to develop co-branded Narrowband and Broadband Music Channels on internet sites. In connection with the agreement, the Company will pay $25,000 per month and share a percentage of digital music download revenues initiated on specific co-branded internet sites during the 12 month period ending December 31, 2000. In connection with this agreement, the Company issued a warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $10.50 per share for total consideration of $5,000. Such warrant has been valued at $2,252,000. The excess of the value over the amount paid has been recorded as prepaid advertising and marketing expense and will be amortized during the year ending December 31, 2000 commencing with the month in which the music internet sites are launched. The Company authorized the issuance, to an independent consultant, of 110,000 shares of common stock valued at $1,155,000 for services rendered in connection with the collaborative agreement. Such amount has been recorded as compensation expense during the period ended December 31, 1999.

NOTE L - SUBSEQUENT EVENT

From February 16, 2000 through March 9, 2000, the Company sold in a private placement an aggregate of approximately 5,000,000 shares of common stock at a price of $7.50 per share, for proceeds of approximately $35,000,000 net of commissions and fees to the placement agent.

                                 EXHIBIT INDEX
                                 -------------

    Exhibit Number       Description of Exhibits
    --------------       -----------------------

             2.1 Agreement and Plan of Reorganization dated as of August 2, 1999 among Health Builders International, Inc., HBI Sub, Inc. and MCY Music World, Inc. 1

             3.1          Amended and Restated Certificate of Incorporation. 1

             3.2          By-laws, as amended. 2

             4.1          Warrant to Purchase Common Stock of MCY.com, Inc.
                          issued to U S West Internet Ventures, Inc., December 31, 1999. 3

             10.1 License Agreement dated July 29, 1999 by and between Bernhard Fritsch and MCY Music World, Inc. 3

             10.2 U S West Communications Services, Inc. and MCY Music World, Inc. Collaborative Development Agreement effective as of December 31, 1999 3

             10.3 Confidentiality and Non-Circumvention Agreement effective as of November 28, 1999.3

             10.4 Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and Bernhard Fritsch. 3

             10.5 Amendment to Employment Agreement made as of July 28, 1999 by and between MCY Music World, Inc. and Bernhard Fritsch. 3

             10.6 Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and Mitchell Lampert. 3

             10.7 Employment Agreement between MCY Music World, Inc. and Scott Citron dated as of July 21, 1999. 3 *

             10.8 Employment Agreement between MCY Music World, Inc. and Ray Short dated as of August 8, 1999. 3

             10.9 Employment Agreement dated September 1, 1999 by and between MCY Music World, Inc. and Thomas Noack. 3

             21.1         Subsidiaries of Registrant.3

             27.1         Financial Data Schedule. 3

             99.1         MCY.com, Inc. Amended and Restated 1999 Stock
                          Incentive Plan 1

             99.2 Form of Award Agreement ("Stock Option Agreement") under the MCY.com, Inc Amended and Restated 1999 Stock Incentive Plan 4

--------------------------
1 Incorporated by reference from our current report on Form 8-K dated August 2, 1999 (date of earliest event reported), as filed with the Securities and Exchange Commission on August 17, 1999, SEC File #: 333-9809.
2 Incorporated by reference from Exhibit 3.3 to our registration statement on Form SB-2 as filed with the Securities Exchange Commission on August 9, 1996, SEC File #: 333-9809.
3    Filed herewith.
*    Scott Citron ceased to be employed by us effective March 16, 2000.