Form 10QSB
period 2000-03-31
MCY COM INC /DE/
filed 2000-05-19
CIK 1020669

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000
                           ------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                 Commission File No.  0-25167
                                       ------

                                  MCY.COM, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

        Delaware                                             13-4049302
-------------------------------                     ----------------------------
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

        59,535,004 at March 31, 2000 of common stock ($.001 par value)

                       DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On December 16, 1999, a former employee filed a complaint against the Company in New York State Supreme Court. The complaint asserts five claims including breach of contract, wrongful termination and fraud related to compensation due to him for the signing and distribution of content as well as fees related to a private placement of the Company's stock on October 25, 1999. The complaint asks for damages of approximately $23,000,000 on each claim including 20,000 shares of the Company's common stock, stock options, fees and royalties. Due to the fact that the complaint was only recently filed, discovery in the case has not started. The Company believes that the former employee's claims lack substantial merit, and intends to vigorously defend against this action. On January 14, 2000, the Company filed a motion to dismiss the complaint. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

          A former trade partner, contributed DM 1,600,000 to the development of our technological platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November, 1997, which it subsequently revoked. In an unrelated matter, in February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued.

          On May 3, 2000, an individual who had been retained by MCY America, Inc. and MCY Music Word, Inc. to obtain equity capital from a specific investor for MCY Music World, Inc. filed a complaint against MCY America, Inc., and MCY Music World, Inc. in federal district court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The complaint does not appear to allege a claim for breach of a written engagement agreement but rather appears to allege that the Company and the subsidiaries allegedly breached an oral agreement to compensate the plaintiff for enabling the Company to obtain financing through a well-known investment banking firm. Claimant asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the claims lack substantial merit and intends to defend vigorously. Due to the fact that the complaint was only recently filed, discovery has not yet started. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company and certain of the predecessor companies are parties to various other legal proceedings and subject to other claims incidental to their businesses. Management believes that it has established adequate reserves to cover any resulting losses, that such reserves have been reflected in the accompanying financial statements, and that the outcome of these proceedings and claims will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.   Changes in Securities.

          During the period covered by this report, the Company sold an aggregate of 5,006,390 shares of its common stock to investors pursuant to an exemption from registration afforded by Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended.

          The shares were offered and sold through various placement agents resulting in gross proceeds of approximately $37,548,000 to the Company. After expenses of the Offering and commissions of approximately $2,533,000 which were paid to the placement agents, the Company realized net proceeds of approximately $35,015,000.

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

Date: 05/19/00                           By /s/ Bernhard Fritsch
      --------                               --------------------------------
                                             Bernhard Fritsch, CEO & Chairman
                                             and President

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)




CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         2000                1999
                                                                                 -------------------  ------------------
                                                                                      (UNAUDITED)            (NOTE)
 ASSETS
 Current assets:
  Cash and cash equivalents                                                          $  49,356,000      $  26,060,000
  Sundry receivables                                                                       283,000            397,000
  Advances to officer                                                                      102,000            107,000
  Other current assets, substantially prepaid advertising  and promotional costs         7,735,000          2,793,000
                                                                                     -------------      -------------

     Total current assets                                                               57,476,000         29,357,000

Equipment and software, net                                                              3,743,000          1,585,000

Intangible assets, net                                                                  23,570,000         25,153,000

Other assets                                                                             3,378,000          1,279,000
                                                                                     -------------      -------------
                                                                                     $  88,167,000      $  57,374,000
                                                                                     =============      =============

LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and sundry liabilities, representing
    total current liabilities                                                        $   5,205,000      $   3,381,000
                                                                                     -------------      -------------
Contingencies and subsequent events

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
    1,000,000 shares issued and outstanding                                                  1,000              1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
    59,535,004 and 54,380,988 shares issued and outstanding                                 59,000             54,000
Common stock payable                                                                     1,155,000          1,155,000
Additional paid-in capital                                                             180,697,000        144,063,000
Warrants issuable pursuant to contract                                                   1,890,000
Deficit accumulated during the development stage                                       (89,568,000)       (72,283,000)
Cumulative foreign currency translation adjustment                                        (105,000)           (15,000)
                                                                                     -------------      -------------

                                                                                        94,129,000         72,975,000
Unamortized deferred compensation                                                      (11,141,000)       (18,956,000)
Stock subscriptions receivable                                                             (26,000)           (26,000)
                                                                                     -------------      -------------

                                                                                        82,962,000         53,993,000
                                                                                     -------------      -------------

                                                                                     $  88,167,000      $  57,374,000
                                                                                     =============      =============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                          INCEPTION
                                                       FOR THREE MONTHS ENDED         (JANUARY 8, 1999)
                                                             MARCH 31,                     THROUGH
                                                      2000               1999           MARCH 31, 2000
                                                  --------------    ---------------  -------------------
Revenue:
    Revenues                                      $     38,000                        $    381,000


EXPENSES:
     Sales, marketing and public relations           3,665,000            31,000        12,184,000
     Product development                             1,255,000                           3,384,000
     Content development                             1,231,000                           2,814,000
     General and administrative                      2,252,000            16,000         6,722,000
     Depreciation and amortization                     160,000                             436,000
     Amortization of acquired intangibles            1,584,000                           4,752,000
     Stock based compensation                        7,611,000                          57,515,000

                                                  ------------      ------------      ------------
                                                    17,758,000            47,000        87,807,000

Operating Loss                                     (17,720,000)          (47,000)      (87,426,000)
    Share of loss of predecessor companies                  --          (384,000)         (663,000)
    Interest income-net of interest expense            435,000                --         1,091,000

                                                  ------------      ------------      ------------

NET  LOSS                                         $(17,285,000)     $   (431,000)     $(86,998,000)
                                                  ============      ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           ($0.31)           ($0.02)
                                                  ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          55,819,000        27,140,000
                                                  ============      ============

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                                       Inception
                                                                                     For Three Months Ended        (January 8, 1999)
                                                                                           March 31,                    Through
                                                                                     2000                1999       March 31, 2000
                                                                              -----------------   -------------- -------------------
       Cash flows from operating activities:
       Net loss                                                                  $(17,285,000)     $   (431,000)     $(86,998,000)
             Adjustments to reconcile net loss to net cash used
               in operating revenue
                    Depreciation and amortization of equipment
                      and software                                                    160,000                             436,000
                    Amortization of intangible asset                                1,584,000                           4,752,000
                    Stock-based compensation                                        7,611,000                          57,515,000
                    Share of loss of predecessor companies                                 --           384,000           663,000
                    Other                                                                                                (350,000)
             Changes in:
                    Record Company Advances                                          (504,000)                           (504,000)
                    Receivables                                                       114,000                            (147,000)
                    Prepaid expenses                                               (1,225,000)                         (1,225,000)
                    Other assets                                                     (180,000)                           (662,000)
                    Accounts payable, accrued expenses
                       and sundry liabilities                                       1,824,000            47,000         3,487,000
                                                                                 ------------      ------------      ------------
                    Net cash used in operating activities                          (7,901,000)               --       (23,033,000)
                                                                                 ------------      ------------      ------------

       Cash flows from investing activities:
                Payment of security deposit                                                                              (925,000)
                Datatek acquisition, net of acquired companies cash of $565,000                                        (1,748,000)
                Cost of developing internal-use software                           (1,229,000)                         (2,006,000)
                Purchase of equipment                                              (1,089,000)                         (1,778,000)
                Deposit on letter of credit                                        (1,500,000)                         (1,540,000)
                                                                                 ------------      ------------      ------------
                    Net cash used in investing activities                          (3,818,000)               --        (7,997,000)
                                                                                 ------------      ------------      ------------


       Cash flows from financing activities:
                Proceeds from sale of stock, net of related costs                  35,015,000                          80,671,000
                                                                                 ------------      ------------      ------------
                    Net cash provided by financing activities                      35,015,000                --        80,671,000
       Effect of exchange rate changes on cash                                                                           (285,000)
                                                                                 ------------      ------------      ------------
       Change in cash and cash equivalents                                         23,296,000                --        49,356,000
       Cash and cash equivalents, beginning of period                              26,060,000                                  --
                                                                                 ------------      ------------      ------------
       Cash and cash equivalents, end of period                                  $ 49,356,000      $         --      $ 49,356,000
                                                                                 ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrrants relating to events                                         $  3,894,000                        $  3,894,000
Issuance of stock for stock subscription receivable                                                                  $     26,000
Issuance of stock and warrants in connection with Datatek acquisition                                                $ 25,590,000
Deferred compensation to consultants and employees by issuance of options                                            $ 41,447,000
Issuance of stock for notes payable and accrued interest                                                             $    730,000
Issuance of warrrants relating to prepaid advertising and marketing expenses
    in connectiion with joint venture agreement                                                                      $  2,247,000

See notes to condensed consolidated financial statements.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2000



NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the "Company") and its wholly-owned subsidiaries after elimination of all intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999.

The Company operated an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads and webcasts in an encrypted and enhanced format, as well as other products. The Company is in the development stage, since planned operations have commenced but there have been no significant revenues therefrom.

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, by definition, seek to create new markets for their innovative products and services. As shown in the accompanying financial statements, the Company has incurred a substantial net loss and the Company and its predecessor companies have generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. These conditions may result in a future write-down of the carrying value of the intangibles arising from the acquisition of the predecessor companies (reflecting their impairment), or a reduction in the remaining estimated lives of said intangibles, which may result in their accelerated amortization. In order to finance its continued development the Company is presently attempting to raise additional financing through additional private placements. However, there is no assurance that the Company will be successful in that effort, nor that it will ever attain profitable operations and operating cash flow.



NOTE B - STOCKHOLDERS' EQUITY


Changes in stockholders' equity were as follows:


                                                               Common Stock                                           Warrants
                                              Preferred      --------------------       Common       Additional       Issuable
                                                Stock         # of           Par        Stock         Paid-in          Under
                                                Amount       Shares         Value      Payable        Capital         Contract
                                                -----------------------------------------------------------------------------------
Balance - January 1, 2000                       $1,000     54,340,988      $54,000     $1,155,000    $144,063,000           --

Warrants issued or issuable, principally to
  artists in connection with pay per view
  concerts, to purchase 1,101,600 shares
  of common stock                                                                                       2,004,000    1,890,000

Sale of common stock at $7.50 per share,
  net of related costs of $2,533,000                        5,006,390        5,000                     35,010,000

Exercise of options to purchase 267,500
  shares of common stock, net of 79,874
  shares returned as payment                                  187,626           --                             --

Options to purchase 229,734 shares of
  common stock forfeited and cancelled
  upon the resignation of certain employees                                                              (380,000)

Amortization of deferred compensation
Loss on foreign currency translation
Net loss for period
                                                -----------------------------------------------------------------------------------
Balance - March 31, 2000                        $1,000     59,535,004      $59,000     $1,155,000    $180,697,000   $1,890,000
                                                ===================================================================================

                                                   Deficit         Cumulative
                                                 Accumulated        Foreign
                                                  During the        Currency       Unamortized         Stock
                                                 Development      Translation        Deferred      Subscription
                                                    Stage          Adjustment      Compensation     Receivable         Total
                                              ---------------------------------------------------------------------------------
Balance - January 1, 2000                       $(72,283,000)      $ (15,000)     $(18,956,000)       $(26,000)    $53,993,000

Warrants issued or issuable, principally to
  artists in connection with pay per view
  concerts, to purchase 1,101,600 shares
  of common stock                                                                                                    3,894,000

Sale of common stock at $7.50 per share,
  net of related costs of $2,533,000                                                                                35,015,000

Exercise of options to purchase 267,500
  shares of common stock, net of 79,874
  shares returned as payment                                                                                                --

Options to purchase 229,734 shares of
  common stock forfeited and cancelled
  upon the resignation of certain employees                                            380,000                              --

Amortization of deferred compensation                                                7,435,000                       7,435,000
Loss on foreign currency translation                                 (90,000)                                          (90,000)
Net loss for period                              (17,285,000)                                                      (17,285,000)
                                              ---------------------------------------------------------------------------------
Balance - March 31, 2000                        $(89,568,000)      $(105,000)     $(11,141,000)       $(26,000)    $82,962,000
                                              =================================================================================


NOTE C- COMMITMENTS AND CONTINGENCIES

[1]   LEGAL PROCEEDINGS:

      On December 16, 1999, a former employee filed a complaint against the Company in New York State Supreme Court. The complaint asserts five claims including breach of contract, wrongful termination and fraud related to compensation due to him for the signing and distribution of content as well as fees related to a private placement of the Company's stock on October 25, 1999. The complaint asks for damages of approximately $23,000,000 on each claim including 20,000 shares of the Company's common stock, stock options, fees and royalties. Due to the fact that the complaint was only recently filed, discovery in the case has not started. The Company believes that the former employee's claims lack substantial merit, and intends to vigorously defend against this action. On January 14, 2000, the Company filed a motion to dismiss the complaint. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

      A former trade partner, contributed DM 1,600,000 to the development of our technological platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November, 1997, which it subsequently revoked. In an unrelated matter, in February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued.

      The Company and certain of the predecessor companies are parties to various other legal proceedings and subject to other claims incidental to their businesses. Management believes that it has established adequate reserves to cover any resulting losses, that such reserves have been reflected in the accompanying financial statements, and that the outcome of these proceedings and claims will not have a material adverse effect on the financial position or results of operations of the Company.

MCY.COM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
MARCH 31, 2000

      these claims and proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

      Also, See Note D[3] for subsequent event.


NOTE D - SUBSEQUENT EVENTS

[1] Subsequent to March 31, 2000 and through May 15, 2000, the Company granted additional options to employees to purchase an aggregate of 1,245,000 common shares at an average exercise price of $6.00 per share.


[2] In May 2000, management initiated a stock buyback plan offering certain shareholders the ability to sell back a specified number of shares to the Company. As of May 19, 2000, one employee, one officer, one director and one non-employee shareholder sold back a total of 225,000 shares at $7.00 per share. In addition, three other employees were offered to sell back to the Company a total of 75,000 shares at $5.00 per share. Two of these employees opted to sell $15,000 shares back to the Company while the other employee has not exercised his rights under this offer as of the date of this filing. This offer expires on May 31, 2000.

[3] On May 3, 2000, an individual who had been retained by MCY America, Inc. and MCY Music world, Inc. to obtain equity capital/from a specific investor for MCY Music World, Inc. filed a complaint against, MCY America, Inc., and MCY Music world, Inc. in federal district court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The complaint does not appear to allege a claim for breach of a written engagement agreement but rather appears to allege that the Company and the subsidiaries allegedly breached an oral agreement to compensate the plaintiff for enabling the Company to obtain financing through a well-known investment banking firm. Claimant asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the claims lack substantial merit and intends to defend vigorously. Due to the fact that the complaint was only recently filed, discovery has not yet started. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      MCY.com, Inc. owns and operates an Internet website located at HTTP://WWW.MCY.COM, which provides an interactive environment and virtual music store where music buyers can: (i) view live concert events and purchase various music products and services including digital music downloads, compact discs and pay-per-view live events; (ii) obtain information on various artists, musical genres, new music releases, concert events, articles, reviews; and (iii) view videotaped and real-time artist interviews and concerts. The Company was incorporated on January 8, 1999 and has since been in the development stage devoting its efforts to recruiting management and technical staff, aggregating premium content, acquiring operating assets, raising capital and organizing itself as a public reporting entity. The Company currently operates within one industry segment on a global basis.

      In addition to historical statements, this Quarterly Report on Form 10QSB contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "anticipates," "believes," "estimates," "expects," "may," "will," and similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the Company's prior SEC filings.


RESULTS OF OPERATIONS

      Through March 31, 2000, we incurred costs to design, organize and develop an Internet website to conduct our businesses. We began selling musical recordings over the Internet in August 1999 and began our first significant selling and marketing initiatives in the quarter ended September 30, 1999. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

o     the demand for downloadable music content and Internet advertising

o     the addition or loss of advertisers

o     the level of traffic on its Internet sites

o the amount and timing of capital expenditures and other costs relating to the expansion of its operations

o     the introduction of new sites and services by us or our competitors

o seasonal trends in Internet use, purchases of downloadable music and advertising placements

o     price competition or pricing changes in the industry

o     technical difficulties or system downtime

o general economic conditions and economic conditions specific to the Internet

NET REVENUES

      For the quarter ended March 31, 2000, our consolidated revenues totaled $38,000 and consisted primarily of webcast pay-per-view revenue (the launch of the Company's first pay-per-view event took place in March, 2000) and the sale of NETrax software over the Internet. The Company had no revenues for the quarter ended March 31, 1999 as the Company had not yet begun its sales and marketing initiatives nor had its technological infrastructure been fully operational to deliver digital entertainment. Revenues from inception through March 31, 2000 totaled $381,000 and consisted primarily of advertising revenue with a minimal percentage arising from the sale of webcast pay-per-views, digital downloads and NETrax software over the Internet.


SALES, MARKETING AND PUBLIC RELATIONS EXPENSES

      Sales, marketing and public relations expenses consist primarily of:

o     Sales and marketing salaries and benefits

o     The cost of presenting free events and trade shows

o     Consulting fees and related expenses for public relations activities, and

o European promotional activities including travel and entertainment costs of participating individuals

      Sales, marketing and public relations costs for the quarter ended March 31, 2000 and 1999 totaled $3,665,000 and $31,000. The Company had not incurred any significant sales, marketing or public relations expenses through the quarter ended March 31, 1999 as such initiatives had not yet fully begun. Sales, marketing and public relations costs for the period from inception through March 31, 2000 totaled $12,184,000. These costs increased during the periods with the development of the Company's marketing and branding strategy. As part of our marketing strategy and in an effort to aggressively create brand awareness, a significant portion of these costs were expended on presenting free events, event sponsorship, trade shows and related promotional activities during the nine month period ended March 31, 2000.

      We also expect to enter into various strategic alliances, begin other targeted advertising and direct promotion campaigns, attend trade shows and begin other activities to attract new customers. As a result, we expect to incur significant sales and marketing expenses in future periods.


PRODUCT DEVELOPMENT EXPENSES

      We began our development efforts in June 1999. Product development expenses consist principally of:

o website development, including software engineering, audio production and graphic design.

o     telecommunications charges.

o salaries, rent, depreciation and other expenses related to building its music distribution business.

      Product development expenses for the quarter ended March 31, 2000 were $1,255,000. These costs reflect the ongoing investment in our product development efforts, particularly in software engineering and graphic design. We did not incur any product development costs for the quarter ended March 31, 1999, as the Company had not yet begun its development. Product development expenses for the period from inception through March 31, 2000 totaled $3,384,000. The increase in product development costs over the periods reflects the commencement of the Company's operations and continuing development of the Company's website. Such costs consist mainly of personnel costs related to technical and creative staff and managers.


CONTENT DEVELOPMENT

      Content development consists primarily of costs incurred to maintain a department dedicated to the acquisition of premium musical and other entertainment-related content, including the costs of employee salaries and related benefits, fees paid to consultants dedicated to content acquisition activities and royalties paid to secure rights to music and related media. Content development costs for the three-month period ended March 31, 2000 totaled $1,231,000. No amounts were incurred during the three-month period ended March 31, 1999 as such activities had not yet been initiated. Content development costs for the period from inception through March 31, 2000 totaled $2,814,000. The increase in content development costs during the periods is a reflection of the Company's aggressive content acquisition strategy.


GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended March 31, 2000 and 1999 were $2,252,000 and $16,000, respectively. General and administrative costs totaled $6,722,000 from inception through March 31, 2000. General and administrative expenses increased during the periods principally as a result of additional headcount required to manage the Company's growing operations. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

AMORTIZATION OF ACQUIRED INTANGIBLES

      During 1999, the Company acquired certain predecessor companies. As a result, the Company recorded intangible assets comprised as follows:

            Technology and related contracts                  $4,410,000
            Record label contracts and catalogs                  630,000
            Excess of cost over fair value of identifiable
            net assets acquired                               23,281,000
                                                              ----------
                                                             $28,321,000
                                                              ==========

Amortization of technology and related contracts as well as record label contracts and catalogs are being amortized over three years resulting in an amortization expense of $420,000 per quarter through June 2002. The excess of cost over fair value of identifiable net assets acquired is being amortized over 5 years, resulting in amortization expense of $1,164,000 per quarter through June 2004.

The combined amortization expenses for the quarter ended March 31, 2000 were $1,584,000. There were no similar charges for the quarter ended March 31, 1999. Combined amortization expenses for the period from inception through March 31, 2000 totaled $4,752,000.


STOCK-BASED COMPENSATION

      The Company recorded charges related to stock-based compensation for the quarter ended March 31, 2000 of $7,611,000. There were no similar charges for the three-month period ended March 31, 1999. Stock-based compensation for the period from inception to March 31, 2000 totaled $57,515,000. Included in this amount is amortization of deferred compensation arising from options issued to employees and consultants at various dates amounting to $29,926,000. In addition, we recorded a compensation charge to operations of approximately $23,741,000 during August 1999 in connection with a sale by holders of 4,000,000 shares of HBI common stock of approximately 3,970,000 of such shares to certain of our stockholders who also served as advisors to the Company. The balance of stock-based compensation charges arose from common stock and options issued to employees, consultants and artists for services.

As of March 31, 2000, future amortization related to stock-based compensation will be:


                                             EMPLOYEES AND
 YEAR ENDING DECEMBER 31,                     CONSULTANTS              ARTISTS
 ------------------------
 2000 (from April 1 through December 31)     $  3,392,000            $3,717,000
 2001                                           4,902,000
 2002                                           2,847,000
                                             ------------            ----------
                                             $ 11,141,000            $3,717,000
                                             ============            ==========


SHARE OF LOSS OF PREDECESSOR COMPANIES

      Share of loss of predecessor companies reflects the net loss incurred by the Company as part of MusicWorld's acquisition of the assets Datatek which included Fritsch & Friends and MCY America, Inc. The Company's share of loss of predecessor companies for the three months ended March 31, 1999 was $384,000.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash balance as of March 31, 2000 was $49,356,000. Net cash of $7,901,000 was used for operating activities for the three months ended March 31, 2000 principally as a result of net losses of $17,285,000 generated during the period and the increase in other current assets and other assets of $1,405,000 and record advances totaling $504,000, partially offset by an increase in accounts payable of $1,824,000, non-cash expense of $7,611,000 associated with stock and stock-based compensation and non-cash expense of $1,584,000 associated with amortization of intangibles. The Company expects to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

      Additionally, the Company purchased approximately $1,089,000 in capital equipment and incurred $1,229,000 to develop internal-use software during the three months ended March 31, 2000. In addition, the Company made a deposit in a restricted cash account to secure a letter of credit in the amount of $1,500,000 during the three months ended March 31, 2000 related to the purchase of equipment.

       During the three months ended March 31, 2000, the Company raised net proceeds of approximately $35,015,000 through the sale of 5,006,390 shares of its common stock at $7.50 per share, in a private placement managed by three placement agents.

       The Company has commitments to spend approximately $8.5 million on software and software consulting services to build and maintain its technological infrastructure. Of the $8.5 million, $1.3 million has been committed under a non-cancelable operating lease expiring in March 2003. In addition, the Company is committed to purchase computer hardware and related equipment totaling $3.5 million. Approximately $1.3 million is committed under non-cancelable operating leases expiring through 2003.

       As part of the Company's activities, rights to musical and other content is continuously signed and contracted. Since March 31, 2000, the Company has signed contracts securing rights for musical and other content which require payment of approximately $2.2 million to artists and rights holders.

      Since inception, the Company has experienced significant losses and negative cash flows from operations. Management believes that existing capital resources will be sufficient to fund the planned level of operating activities, capital expenditures and other obligations through the next 12 months. However, the Company may need to raise additional funds in future periods through public or private financings, or other sources, to fund operations and potential acquisitions, if any, until profitability is achieved, if ever. The Company may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm the Company's business. If the Company raises additional funds through the issuance of equity securities, the percentage of ownership of the Company's stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the current common stock outstanding.



                              CERTAIN TRANSACTIONS


      Set forth below are certain transactions in securities of the Company which occurred during the three months ended March 31, 2000.

      From February through March 2000, MCY.com sold an aggregate of 5,006,390 shares of its common stock at $7.50 per share, in a private placement managed by three placement agents, resulting in net proceeds of approximately $35,015,000.

      In January 2000, MCY.com agreed to issue the Backstreet Boys and their nominees an eighteen month Warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $9.75 per share.

      In March 2000, MCY.com agreed to issue the artist, Sean "Puffy" Combs, and his nominees a twelve month Warrant to acquire up to 100,000 shares of MCY.com common stock at a price of $16.00 per share.

      In March 2000, MCY.com agreed to issue the band `NSYNC and their nominees a twelve month Warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $13.17 per share.

      In March 2000, MCY.com agreed to issue the public relations firm, Susan Blonde, Inc., a twelve month Warrant to acquire up to 1,600 shares of MCY.com common stock on a monthly basis, for the period during which consulting services are rendered to the Company, at a per share price equal to the market price on the date of issuance.



INCENTIVE OPTION PLAN

      As of March 31, 2000, 6,501,800 options were outstanding under the Company's Incentive Option Plan, at a weighted average exercise price of $4.08 per share of MCY.com Common Stock. The options generally vest over a period of three years from the date of grant and are exercisable at different prices corresponding to the date of grant. Each option entitles the holder to purchase one share of MCY.com Common Stock.

      During January 2000, 42,500 options with an exercise price of $1.50 per share and 225,000 options with an exercise price of $3.20 per share were exercised and paid for by the return to the Company of 79,874 shares of Common Stock at an estimated market price of $9.81 per share.