Form 10QSB
period 2000-06-30
MCY COM INC /DE/
filed 2000-08-21
CIK 1020669

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                           Commission File No. 0-25167
                                     ------

                                  MCY.COM, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

        Delaware                                                             13-4049302
-------------------------------                                        --------------------------
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

       59,554,301 at June 30, 2000 of common stock (.001 per value)

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         MCY.COM, INC. AND SUBSIDIARIES
                          (a development stage company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Balance Sheets


                                                                                              June 30,          December 31,
                                                                                                2000                1999
                                                                                            (Unaudited)           (Note*)

ASSETS
Current assets:
   Cash and cash equivalents                                                             $      21,034,000   $      26,060,000
   Available-for-sale securities                                                                 6,276,000                   0
   Sundry receivables                                                                            1,376,000             397,000
   Advances to officer                                                                             101,000             107,000
   Other current assets, including prepaid advertising of $2,247,000 and
      $2,075,000 and prepaid event costs of $5,460,000 and $0                                    8,405,000           2,793,000
                                                                                         -----------------   -----------------

        Total current assets                                                                    37,192,000          29,357,000

Equipment and software, net                                                                     10,588,000           1,585,000
Intangible assets, net                                                                                              25,153,000
Other assets, including security deposits of $2,515,000 and $925,000, and
   record company advances of $111,000 and $350,000, respectively                                2,657,000           1,279,000
                                                                                         -----------------   -----------------

                                                                                         $      50,437,000   $      57,374,000
                                                                                         =================   =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities, representing
      total current liabilities                                                          $       6,382,000   $       3,381,000
                                                                                         -----------------   -----------------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 shares of Series 1 Preferred Stock issued and outstanding                               1,000               1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   59,614,301 and 54,340,988 shares issued and outstanding, respectively                            59,000              54,000
Common stock payable (110,000 shares)                                                            1,155,000           1,155,000
Additional paid-in capital                                                                     185,611,000         144,063,000
Treasury stock (277,000 shares)                                                                 (1,835,000)                  0
Deficit accumulated during the development stage                                              (127,767,000)        (72,283,000)
Accumulated other comprehensive income                                                             345,000             (15,000)
                                                                                         -----------------   -----------------

                                                                                                57,569,000          72,975,000
Unamortized deferred compensation                                                              (13,450,000)        (18,956,000)
Stock subscriptions receivable                                                                     (64,000)            (26,000)
                                                                                         -----------------   -----------------

                                                                                                44,055,000          53,993,000
                                                                                         -----------------   -----------------

                                                                                         $      50,437,000   $      57,374,000
                                                                                         =================   =================


*The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                  Inception
                                               For the Three Months               For the Six Months          (January 8, 1999)
                                                  Ended June 30,                    Ended June 30,                 Through
                                               2000             1999            2000              1999          June 30, 2000

Revenues                                 $       225,000   $           0   $       263,000   $           0   $         606,000
                                         ---------------   -------------   ---------------   -------------   -----------------

Expenses:
   Sales, marketing and public
      relations                                2,610,000       2,750,000         6,275,000       2,781,000          14,794,000
   Product development                         2,135,000         524,000         3,390,000         524,000           5,519,000
   Content acquisition                         3,446,000         175,000         4,677,000         175,000           6,260,000
   General and administrative                  3,170,000         333,000         5,422,000         349,000           9,892,000
   Depreciation and amortization                 271,000           2,000           431,000           2,000             707,000
   Amortization of acquired
      intangibles                              1,584,000               0         3,168,000               0           6,336,000
   Write-off of impaired
      intangible assets                       21,985,000                        21,985,000                          21,985,000
   Stock based compensation                    3,631,000       2,579,000        11,242,000       2,579,000          61,146,000
                                         ---------------   -------------   ---------------   -------------   -----------------

                                              38,832,000       6,363,000        56,590,000       6,410,000         126,639,000
                                         ---------------   -------------   ---------------   -------------   -----------------

Operating loss                               (38,607,000)     (6,363,000)      (56,327,000)     (6,410,000)       (126,033,000)
Share of loss of predecessor
   companies                                           0        (279,000)                0        (663,000)           (663,000)
Interest income, net of interest
   expense                                       408,000          33,000           843,000          33,000           1,499,000
                                         ---------------   -------------   ---------------   -------------   -----------------

Net loss                                 $   (38,199,000)  $  (6,609,000)  $   (55,484,000)  $  (7,040,000)  $    (125,197,000)
                                         ===============   =============   ===============   =============   =================

Net loss per common share -
   basic and diluted                          $(0.64)          $(0.19)          $(0.96)          $(0.23)
                                              ======           ======           ======           ======

Weighted average common
   shares outstanding                       59,599,000       34,717,000       57,699,000       30,928,000
                                            ==========       ==========       ==========       ==========



See notes to condensed consolidated financial statements                       3

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

                                                    Preferred Stock            Common Stock          Common       Additional
                                                  Number of               Number of                   Stock         Paid-In
                                                   Shares      Amount       Shares       Amount      Payable        Capital

Balance - January 1, 2000                          1,000,000  $  1,000    54,340,988   $  54,000   $ 1,155,000  $ 144,063,000
Sale of common stock (Note C[1])                                           5,006,390       5,000                   34,348,000
Repurchase of stock (Note C[2])                                             (277,000)
Exercise of options (Note C[3])                                              187,626
Options granted (Note C[4])                                                                                         5,678,000
Options exercised (Note C[4])                                                 25,000                                   38,000
Options cancelled (Note C[4])                                                                                      (2,422,000)
Warrants issued (Note C[5])                                                                                         3,906,000
Warrants exercised (Note C[5])                                               331,297
Amortization of deferred compensation
Comprehensive loss:
   Gain on foreign currency translation
   Unrealized gain on securities
   Net loss for period
Total comprehensive loss
                                                 ----------   --------   -----------   ---------   -----------  -------------

Balance - June 30, 2000                            1,000,000  $  1,000    59,614,301   $  59,000   $ 1,155,000  $ 185,611,000
                                                 ===========  ========   ===========   =========   ===========  =============

--------------------------------------------------------------------------------------------------------------------------------
                                                    Deficit
                                                  Accumulated       Accumulated
                                                   During the          Other         Unamortized        Stock
                                     Treasury     Development      Comprehensive       Deferred      Subscription
                                       Stock         Stage            Income         Compensation     Receivable        Total

Balance - January 1, 2000                        $ (72,283,000)   $(15,000)         $ (18,956,000)   $(26,000)      $  53,993,000
Sale of common stock (Note C[1])                                                                                       34,353,000
Repurchase of stock (Note C[2])     $(1,835,000)                                                                       (1,835,000)
Exercise of options (Note C[3])
Options granted (Note C[4])                                                            (5,678,000)                              0
Options exercised (Note C[4])                                                                          (38,000)                 0
Options cancelled (Note C[4])                                                           2,422,000                               0
Warrants issued (Note C[5])                                                                                             3,906,000
Warrants exercised (Note C[5])
Amortization of deferred
   compensation                                                                         8,762,000                       8,762,000
Comprehensive loss:
   Gain on foreign currency
      translation                                                   198,000                                               198,000
   Unrealized gain on securities                                    162,000                                               162,000
   Net loss for period                             (55,484,000)                                                       (55,484,000)
                                                                                                                    -------------
Total comprehensive loss                                                                                              (55,124,000)
                                    -----------  -------------   ----------         -------------   ----------      -------------

Balance - June 30, 2000             $(1,835,000) $(127,767,000)   $345,000  *       $ (13,450,000)   $(64,000)      $  44,055,000
                                    ===========  =============    ========          =============    ========       =============

 *Consists of unrealized gains on securities of $162,000 and cumulative foreign currency transaction adjustment of $183,000.


See notes to condensed consolidated financial statements                       4

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                  Inception
                                                                                   For the Six Months         (January 8, 1999)
                                                                                    Ended June 30,                 Through
                                                                                 2000             1999          June 30, 2000
Cash flows from operating activities:
   Net loss                                                                $   (55,484,000)  $  (7,040,000)   $(125,197,000)
   Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                              431,000           2,000             707,000
        Amortization of intangibles                                              3,168,000               0           6,336,000
        Write-off of impaired intangible assets                                 21,985,000                          21,985,000
        Stock-based compensation                                                11,242,000       2,579,000          61,146,000
        Share of loss of predecessor companies                                           0         663,000             663,000
        Changes in:
           Record company advances                                                 195,000        (123,000)           (287,000)
           Receivables                                                            (979,000)       (256,000)         (1,240,000)
           Prepaid expenses                                                     (2,921,000)       (408,000)         (3,271,000)
           Accounts payable, accrued expenses and sundry liabilities             3,001,000         870,000           4,664,000
                                                                           ---------------   -------------   -----------------

              Net cash used in operating activities                            (19,362,000)     (3,713,000)        (34,494,000)
                                                                           ---------------   -------------   -----------------

Cash flows from investing activities:
   Investment in available-for-sale securities, net                             (6,115,000)                         (6,115,000)
   Datatek acquisition, net of acquired cash of $565,000                                 0               0          (1,748,000)
   Loans to affiliates                                                                   0      (1,243,000)
   Payment of security deposits                                                 (2,863,000)              0          (3,788,000)
   Cost of developing internal-use software                                     (6,202,000)              0          (6,979,000)
   Purchase of equipment                                                        (3,200,000)        (99,000)         (3,889,000)
                                                                           ---------------   -------------   -----------------

              Net cash used in investing activities                            (18,380,000)     (1,342,000)        (22,519,000)
                                                                           ---------------   -------------   -----------------

Cash flows from financing activities:
   Purchase of treasury stock                                                   (1,835,000)              0          (1,835,000)
   Payment on line of credit                                                                                           (40,000)
   Deferred offering costs                                                                        (190,000)
   Proceeds from sale of stock, net of related costs                            34,353,000      10,790,000          80,009,000
                                                                           ---------------   -------------   -----------------

              Net cash provided by financing activities                         32,518,000      10,600,000          78,134,000
                                                                           ---------------   -------------   -----------------

Effect of exchange rate changes                                                    198,000               0             (87,000)
                                                                           ---------------   -------------   ------------------

Change in cash and cash equivalents                                             (5,026,000)      5,545,000          21,034,000
Cash and cash equivalents - beginning                                           26,060,000               0                   0
                                                                           ---------------   -------------   -----------------

Cash and cash equivalents - ending                                         $    21,034,000   $   5,545,000    $     21,034,000
                                                                           ===============   =============    ================

Supplemental disclosures of noncash activities:
   Issuance of warrants relating to events                                 $     3,889,000                    $      3,889,000
   Issuance of stock for receivable                                                          $      26,000    $         26,000
   Issuance of stock and warrants in connection with acquisition                                              $     25,590,000
   Deferred compensation by grant of options                               $     5,678,000                    $     47,125,000
   Issuance of stock for notes payable and accrued interest                                                   $        730,000
   Issuance of warrants relating to prepaid expenses in connection
      with joint venture agreement.                                                                           $      2,247,000


See notes to condensed consolidated financial statements                       5

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)

NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the
"Company")  and  its  wholly-owned   subsidiaries   after   elimination  of  all
intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the write-off of impaired intangible assets described in Note D) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999.

The Company operates an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads and webcasts in an encrypted and enhanced format, as well as other products. The Company also intends to engage in the production of entertainment events and other related activities. The Company is in the development stage, since planned operations have commenced but there have been no significant revenues therefrom.

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, by definition, seek to create new markets for their innovative products and services. As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and the Company and its predecessor companies have generated minimal revenues related to the Company's planned operations. Further, the Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. There is no assurance that the Company will ever attain profitable operations and operating cash flow.


NOTE B - COMMITMENTS AND CONTINGENCIES

On December 16,  1999,  a  former  employee  of  MCY  Music   World,   Inc.,  a
subsidiary, filed a complaint against the Company in New York State Supreme Court. The complaint asserts five claims including breach of contract, wrongful termination and fraud related to compensation due to him for the signing and distribution of content as well as fees related to a private placement of the Company's stock on October 25, 1999. The complaint asks for damages of approximately $23,000,000 on each claim including 20,000 shares of the Company's common stock, stock options, fees and royalties. The Company believes that the former employee's claims lack substantial merit, and intends to vigorously defend against this action. On January 14, 2000, the Company filed a motion to dismiss the complaint. The Company's motion to dismiss was partially granted on June 6, 2000 in a decision and order which dismissed three of the plaintiff's claims. The decision and order, however, allow the plaintiff to pursue certain contract claims pending the results of discovery. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)


NOTE B - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

A former trade partner, contributed DM 1,600,000 to the development of the Company's technological platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November 1997, which it subsequently revoked. In an unrelated matter, in February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued.

On May 3, 2000, an individual, who had been retained by MCY America, Inc. and MCY Music World, Inc. to obtain equity capital from a specific investor for MCY Music World, Inc., filed a complaint against MCY America, Inc. and MCY Music World, Inc. in federal district court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The complaint does not appear to allege a claim for breach of a written engagement agreement but rather appears to allege that the Company and the subsidiaries allegedly breached an oral agreement to compensate the plaintiff for enabling the Company to obtain financing through a well-known investment banking firm. Claimant asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. As the Company believes that the claims lack substantial merit, the Company intends to vigorously defend this action and has filed a motion for summary judgement. Management believes that the outcome of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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


NOTE C - STOCKHOLDERS' EQUITY

[1] From February 16, 2000 through March 9, 2000, the Company sold in a private placement an aggregate of 5,006,390 shares of common stock at a price of $7.50 per share, for proceeds of approximately $34,400,000 net of commissions and fees to the placement agent and others.

[2] In May 2000, management initiated a stock buyback plan offering certain stockholders the ability to sell back a specified number of shares to the Company. The offer expired on May 31, 2000. One employee, one officer and one director sold back a total of 200,000 shares at $7.00 per share. One non-employee stockholder sold back 25,000 shares at $7.00 per share. Three employee stockholders sold back 52,000 shares at $5.00 per share.

[3] During January 2000, 42,500 options with an exercise price of $1.50 per share and 225,000 options with an exercise price of $3.20 per share were exercised and paid for by the return to the Company of 79,874 shares of common stock at an estimated market price of $9.8125 per share.

[4] During the six months ended June 30, 2000, the Company granted additional options to employees to purchase an aggregate of 1,245,000 common shares at an average exercise price of $6.00 per share. In addition, unvested options previously granted to certain employees to purchase approximately 734,000 shares of common stock at exercise prices of $1.50 to $12.75 per share were cancelled and vested options to purchase approximately 198,000 shares of common stock at exercise prices of $1.50 to $12.00 per share expired unexercised.

[5] During the six months ended June 30, 2000, the Company issued warrants, principally to artists in connection with contracts to provide pay-per-view webcasts of concerts. Such warrants permit the purchase of 1,106,400 shares of common stock at exercise prices of $8.44 to $16.63. The warrants were valued using the Black-Scholes valuation model at approximately $3,906,000 and are exercisable over one to three year periods.

[6] During the six months ended June 30, 2000, the holder of warrants to purchase 657,330 common shares at $6.00 per share exercised the warrants which were paid for by the return to the Company of 326,033 shares of common stock at an estimated market price of $12.10 per share.


NOTE D - INTANGIBLE ASSETS

     The Company accounts for impairment of long-lived assets, including its intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over their remaining estimated useful lives in measuring whether the assets are recoverable. Based on the limited revenues to date earned by the Company related to its acquired intangibles, and giving further consideration to the impact of events outside of the Company's control such as rapidly changing market circumstances on consumer acceptance of the Company's business model and proposed product offerings, delays in delivery of technology to the Company necessary for its inteneded operations, including, but not limited to the development of broadband transmission networks, the Company has revised its projections of future cash flows as they relate to the acquired intangibles. As a result, the Company no longer expects reasonably estimable future net cash flows related to the use of its acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover its investment in the acquired intangibles, and further believes the fair value of such intangibles to be nominal. Accordingly, as of June 30, 2000, the Company has written off $21,985,000, representing the then unamortized balance of such intangibles, consisting principally of the excess of cost over the fair value of identifiable net assets acquired.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         MCY.com, Inc. owns and operates an Internet website located at http://www.mcy.com, which provides an interactive environment and virtual music store where music buyers can: (i) view live concert events and purchase various music products and services including digital music downloads, compact discs and pay-per-view live events; (ii) obtain information on various artists, musical genres, new music releases, concert events, articles, reviews; and (iii) view videotaped and real-time artist interviews and concerts. In addition to its Internet operations, the Company is engaged in the business of acquiring and licensing complete media rights, including television and home video rights, and reselling, sublicensing and syndicating these rights to third parties. The Company was incorporated on January 8, 1999 and has since been in the development stage devoting its efforts to recruiting management and technical staff, aggregating premium content, acquiring operating assets, raising capital and organizing itself as a public reporting entity. The Company currently operates within one industry segment on a global basis.

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


Results of Operations

         Through June 30, 2000, we incurred costs to design, organize and develop an Internet website to conduct our businesses. We began selling musical recordings over the Internet in August 1999 and began our first significant selling and marketing initiatives in the quarter ended September 30, 1999. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

o        the demand for downloadable and streaming music content and Internet advertising
o        the addition or loss of advertisers
o        the level of traffic on its Internet sites
o        the amount and timing of capital expenditures and other costs relating to the expansion of its operations
o        the introduction of new sites and services by us or our competitors
o        seasonal trends in Internet use, purchases of downloadable music and advertising placements
o        price competition or pricing changes in the industry
o        technical difficulties or system downtime
o        general economic conditions and economic conditions specific to the Internet
o        the cost and availability of premium music and entertainment content
o        market conditions and demand for the sale, sublicensing and syndication of music and entertainment content

Net Revenues

         For the quarter and six months ended June 30, 2000, our consolidated revenues totaled $225,000 and $263,000, respectively. Revenues for the quarter and six months ended June 30, 2000 consisted of revenue from sublicensing agreements, webcast pay-per-view revenue, the sale of NETrax software over the Internet, and rental revenue received from a sublease of certain premises. The Company had no revenues for the quarter or six months ended June 30, 1999 as the Company had not yet begun its sales and marketing initiatives nor had its technological infrastructure been fully operational to deliver digital entertainment. Revenues from inception through June 30, 2000 totaled $606,000 and consisted primarily of advertising and sublicensing revenue with a minimal percentage arising from the sale of webcast pay-per-views, digital downloads and NETrax software over the Internet.


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

     Sales, marketing and public relations costs for the quarters ended June 30, 2000 and 1999 totaled $2,610,000 and $2,750,000, respectively. Sales, marketing and public relations costs for the six months ended June 30, 2000 and 1999 totaled $6,275,000 and $2,781,000, respectively. During the quarter ended June 30, 1999, the Company began to incur significant sales, marketing and public relations expenses due to the production of our first webcast. Sales, marketing and public relations costs for the period from inception through June 30, 2000 totaled $14,794,000. These costs increased during the periods with the development of the Company's marketing and branding strategy. As part of our marketing strategy and in an effort to aggressively create brand awareness, a significant portion of these costs were expended on presenting free events, event sponsorship, trade shows and related promotional activities during the twelve month period ended June 30, 2000.

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

Product Development Expenses

         We began our development efforts in June 1999. Product development expenses consist principally of:

o        website and content development, including software engineering, audio and video production and graphic design.
o        telecommunications charges.
o        salaries, rent, depreciation and other expenses related to building its music distribution business.
o        amortization of premium content advances made to master rights holders/artists.

         Product development expenses for the quarters ended June 30, 2000 and 1999 were $2,135,000 and $524,000, respectively. Product development expenses for the six months ended June 30, 2000 and 1999 were $3,390,000 and $524,000, respectively. These costs reflect the ongoing investment in our product development efforts, particularly in software engineering and graphic design. We started to incur product development costs during the quarter ended June 30, 1999, as the Company had not yet began its development towards the end of the quarter. Product development expenses for the period from inception through June 30, 2000 totaled $5,519,000. The increase in product development costs over the periods reflects the commencement of the Company's operations and continuing development of the Company's website. Such costs consist mainly of personnel costs related to technical and creative staff and managers.


Content Development

         Content development consists primarily of costs incurred to maintain a department dedicated to the acquisition of premium musical and other entertainment-related content, including the costs of employee salaries and related benefits, fees paid to consultants dedicated to content acquisition activities and royalties paid to secure rights to music and related media. Content development costs for the quarter ended June 30, 2000 and 1999 totaled $3,446,000 and $175,000, respectively. Content development costs for the six months ended June 30, 2000 and 1999 $4,677,000 and $175,000, respectively. We began incurring content development costs towards the end of the quarter ended June 30, 1999. Content development costs for the period from inception through June 30, 2000 totaled $6,260,000. The increase in content development costs during the periods is a reflection of the Company's aggressive content acquisition strategy.


General and Administrative Expenses

         General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended June 30, 2000 and 1999 were $3,170,000 and $333,000, respectively. General and administrative costs for the six months ended June 30, 2000 and 1999 were $5,422,000 and $349,000, respectively. General and administrative costs totaled $9,892,000 from inception through June 30, 2000. General and administrative expenses increased during the periods principally as a result of additional headcount required to manage the Company's growing operations.

Amortization of Acquired Intangibles

         During 1999, MusicWorld acquired certain predecessor companies. As a result, the Company recorded intangible assets comprised as follows:

                  Technology and related contracts                                       $  4,410,000
                  Record label contracts and catalogs                                         630,000
                  Excess of cost over fair value of identifiable net assets acquired       23,281,000
                                                                                           ----------
                                                                                         $ 28,321,000
                                                                                           ==========

Amortization of technology and related contracts as well as record label contracts and catalogs are being amortized over three years resulting in an amortization expense of $420,000 per quarter through June 2002. The excess of cost over fair value of identifiable net assets acquired was being amortized over 5 years, prior to Company's determination at June 30, 2000 to write-off such intangibles in their entirety - see below.

The combined amortization expenses for the quarter and six months ended June 30, 2000 were $1,584,000 and $3,168,000, respectively. There were no similar charges for the quarter or six months ended June 30, 1999. Combined amortization expenses for the period from inception through June 30, 2000 totaled $6,336,000.


Write-off of Impaired Intangible Assets

     As of  June  30,  2000,  the  Company  wrote  off the  unamortized  balance
($21,985,000) of the intangible assets it acquired on July 2, 1999 as part of its transaction with Datatek. The intangible assets consisted primarily of certain technology, know how, etc., which the Company capitalized pursuant to the acquisition which closed July 2, 2000. As stated above prior, to the write-down during the three months ended June 30, 2000, the carrying amount of the intangible assets was being amortized over a period of three and five years.

     Based on recent changes in the digital music landscape, including, but not limited to, the proliferation of a music sharing program known as "Napster", litigation involving the major record labels and Napster, the delay of existing physical music labels in adopting digital downloading as a delivery mechanism for music, the limited penetration of broadband access to the consumer and delays in technology delivery, the Company is presently of the belief that the ability of such intangible assets to generate net cash flows over the planned amortization period has been impaired to the extent that the value of the acquired intangible assets should be written off in their entirety.

Stock Based Compensation

     The Company recorded charges related to stock based compensation for the quarter and six months ended June 30, 2000 of $3,631,000 and $11,242,000, respectively. The Company recorded charges of $2,579,000 related to stock based compensation for the quarter and six month period ended June 30, 1999. Stock-based compensation for the period from inception to March 31, 2000 totaled $61,146,000. Included in this amount is amortization of deferred compensation arising from options issued to employees and consultants at various dates amounting to $31,253,000. In addition, we recorded a compensation charge to operations of approximately $23,741,000 during August 1999 in connection with a sale by holders of 4,000,000 shares of HBI common stock of approximately 3,970,000 of such shares to certain of our stockholders who also served as advisors to the Company. The balance of stock based compensation charges arose from common stock, warrants and options issued to employees, consultants and artists for services.

As of June 30, 2000, estimated future amortization related to stock based compensation will be:

                                                                               Employees and
  Year Ending December 31,                                                      Consultants             Artists
  ------------------------
  2000 (from July 1 through December 31)                                              $  2,896,000         $1,427,000
  2001                                                                                   5,791,000
  2002                                                                                   4,142,000
  2003                                                                                     621,000
                                                                         ---------------------------------------------

                                                                                      $ 13,450,000         $1,427,000
                                                                         =============================================

Share of Loss of Predecessor Companies

     Share of loss of predecessor companies reflects the net loss incurred by the Company as part of MusicWorld's acquisition of Datatek and Fritsch & Friends. The Company's share of loss of predecessor companies for the quarter and six months ended June 30, 1999 was $279,000 and $663,000, respectively.


Liquidity and Capital Resources

     Our cash and available for sale securities balance as of June 30, 2000 was $27,310,000. Net cash of $19,362,000 was used for operating activities for the six months ended June 30, 2000. Such amounts were used principally as a result of net losses of $55,484,000 generated during the period and the increase in current assets of $3,900,000, offset by the increase in current liabilities of $3,001,000, non-cash expenses associated with stock and stock-based compensation of $11,242,000, non-cash expense associated with depreciation and the amortization of intangibles of $3,599,000 and the non-cash write-down of intangible assets of $21,985,000. The Company expects to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

     Additionally, the Company purchased approximately $3,200,000 in capital equipment and incurred $6,202,000 to develop internal-use software during the six months ended June 30, 2000. In addition, the Company made deposits relating to the purchase of equipment totaling $2,863,000 during the six months ended June 30, 2000, respectively. The company also repurchased $1,835,000 of common stock from certain shareholders during the quarter ended June 30, 2000.

     During the six months ended June 30, 2000, the Company raised net proceeds of approximately $34,353,000 through the sale of 5,006,390 shares of its common stock at $7.50 per share, in a private placement managed by three placement agents.

     The Company has commitments to spend approximately $1.3 million for computer hardware and related equipment under a non-cancelable operating lease expiring in March 2003.

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



                              CERTAIN TRANSACTIONS


     Set forth below are certain transactions in securities of MCY and MCY.com which occurred during the six months ended June 30, 2000.

     From February through March 2000, MCY.com sold an aggregate of 5,006,390 shares of its common stock at $7.50 per share, in a private placement managed by three placement agents, resulting in net proceeds of approximately $34,353,000.

     In January 2000, MCY.com agreed to issue the Backstreet Boys and their nominees an eighteen month warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $9.75 per share.

     In March 2000, MCY.com agreed to issue to Bad Boy Touring, Inc., the label of the artist Sean "Puffy" Combs, a twelve month warrant to acquire up to 100,000 shares of MCY.com common stock at a price of $16.00 per share.

     In March 2000, MCY.com agreed to issue the band *NSYNC and their nominees a twelve month warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $13.17 per share.

     In each of March, April, May and June 2000, MCY.com agreed to issue the public relations firm, Susan Blonde, Inc., a twelve month warrant to acquire up to 1,600 shares of MCY.com common stock at a price of $12.75, $12.63, $9.75, and $8.44 per share, respectively.

     In May 2000, warrants previously granted to a placement agent to purchase 657,330 shares of common stock at an exercise price of $6.00 per share were exercised and paid for by the return to the Company of 326,033 shares of common stock at an estimated market of $12.10 per share.

Incentive Option Plan

     During January 2000, 42,500 options with an exercise price of $1.50 per share and 225,000 options with an exercise price of $3.20 per share were exercised and paid for by the return to the Company of 79,874 shares of Common Stock at an estimated market price of $9.81 per share.

     In April and May 2000, MCY.com granted additional options to employees and consultants to purchase an aggregate of 1,245,000 common shares at an average exercise price of $6.00 per share.

     As of June 30, 2000, 7,019,500 options were outstanding under the Company's Incentive Option Plan, at a weighted average exercise price of $4.38 per share of MCY.com Common Stock. The options generally vest over a period of three years from the date of grant and are exercisable at different prices corresponding to the date of grant. Each option entitles the holder to purchase one share of MCY.com Common Stock.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     A former trade partner, Mr. Xavier Ghali, contributed DM 1,600,000 to the development of our technological platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November, 1997, which it subsequently revoked. In February 2000, we received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed by the above-mentioned investment group. To date, however, we have not received any documents indicating the basis or the grounds for the claim. We believe that it is unlikely that we will sustain material losses in connection with these matters in excess of amounts previously accrued.

     On December 16, 1999, Mr. Peter Rohde, a former employee of MusicWorld filed a complaint against us in New York State Supreme Court. Mr. Rohde, the plaintiff, had been employed by MCY America, Inc., a subsidiary of MusicWorld, as an assistant manager in November 1998 pursuant to a letter employment agreement dated November 10, 1998. The plaintiff entered into a subsequent employment agreement with MusicWorld dated July 9, 1999 as a content manager and a trust and confidentiality agreement which contained non-competition and confidentiality provisions. In August 1999, the plaintiff was observed entering our offices at unusual hours. On August 21, 1999, he was observed exiting our offices with what was believed to be a personal computer and a large bag containing proprietary information about our company. As a result, we terminated the plaintiff on August 27, 1999. In his complaint, his claims included breach of contract, wrongful termination and fraud related to his inability to collect fees due to alleged fraudulent misrepresentations by the company concerning the effectiveness of the technology. In his complaint, he asked for damages of approximately $23,000,000 including 20,000 shares of MCY.com, Inc. common stock, stock options, fees and royalties. Based upon our understanding of the facts, we believe that Mr. Rohde's claims lack substantial merit and we intend to vigorously defend against this action. We filed an answer and counterclaims against Mr. Rohde in March 2000. To date, the plaintiff has not provided any calculation to support the financial basis of his claim. The defendants' motion to dismiss was partially granted on June 6, 2000 in a decision and order which dismissed three of the plaintiff's causes of action. The decision and order, however, allow the plaintiff to pursue certain contract claims pending the results of discovery.

     On May 3, 2000, Andrew Sugerman, an individual who had been retained by MCY America, Inc. and MCY Music World, Inc. to obtain equity capital from a specific investor for MCY Music World, Inc., filed a complaint against the defendants MCY America, Inc. and MCY Music World, Inc. in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The complaint does not appear to allege a claim for breach of a written engagement agreement but rather appears to allege that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. As we believe that the plaintiff's claims lack substantial merit, we intend to vigorously defend against this action and have filed a motion for summary judgment. We believe that the outcome of this litigation will not have a material adverse effect on our financial position or results of operations.

     From time to time, we are parties to various other claims and legal proceedings incidental to our business. We believe that adequate liabilities to cover any resulting losses have been reflected in our financial statements, and that the outcome of these claims and proceedings will not have a material adverse effect on our the financial position or results of operations.

Item 2.   Changes in Securities.

         None; not applicable.


Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report or during the two previous calendar years.

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

Date: 08/21/00                   By /s/ Bernhard Fritsch
      --------                          --------------------------------
                                        Bernhard Fritsch, CEO & Chairman
                                        and President