Form 10QSB
period 2000-09-30
MCY COM INC /DE/
filed 2000-11-14
CIK 1020669

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000
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

     59,631,801 at September 30, 2000 of common stock (.001 per value)

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                         MCY.COM, INC. AND SUBSIDIARIES
                          (a development stage company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                           September 30,        December 31,
                                                                                                2000                1999
                                                                                            (Unaudited)           (Note*)

ASSETS
Current assets:
   Cash and cash equivalents                                                             $      19,128,000   $      26,060,000
   Sundry receivables                                                                              531,000             397,000
   Advances                                                                                         95,000             107,000
   Other current assets, including prepaid advertising of $1,035,000 and
      $2,247,000 and prepaid event costs of $5,839,000 and $0                                    8,062,000           2,793,000
                                                                                         -----------------   -----------------

        Total current assets                                                                    27,816,000          29,357,000

Equipment and software, net                                                                     12,535,000           1,585,000
Intangible assets, net                                                                                   0          25,153,000
Other assets, including security deposits of $2,515,000 and $925,000, and
   record company advances of $100,000 and $350,000, respectively                                2,682,000           1,279,000
                                                                                         -----------------   -----------------

                                                                                         $      43,033,000   $      57,374,000
                                                                                         =================   =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities, representing
      total current liabilities                                                          $       5,205,000   $       3,381,000
                                                                                         -----------------   -----------------

Commitments, contingencies and subsequent event (Notes B & E)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 shares of Series 1 Preferred Stock issued and outstanding                               1,000               1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   59,631,801 and 54,340,988 shares issued and outstanding, respectively                            59,000              54,000
Common stock payable (1,330,063 and 110,000 shares, respectively)                                2,367,000           1,155,000
Additional paid-in capital                                                                     184,422,000         144,063,000
Deficit accumulated during the development stage                                              (136,833,000)        (72,283,000)
Accumulated other comprehensive income                                                            (243,000)            (15,000)
                                                                                         ------------------  -----------------

                                                                                                49,773,000          72,975,000
Unamortized deferred compensation                                                              (11,881,000)        (18,956,000)
Stock subscriptions receivable                                                                     (64,000)            (26,000)
                                                                                         -----------------   -----------------

                                                                                                37,828,000          53,993,000
                                                                                         -----------------   -----------------

                                                                                         $      43,033,000   $      57,374,000
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

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)


Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                  Inception
                                              For the Three Months               For the Nine Months          (January 8, 1999)
                                               Ended September 30,               Ended September 30,               Through
                                              2000             1999            2000              1999         September 30, 2000

Revenues                                $       211,000   $     165,000   $       474,000   $       165,000  $         817,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

Expenses:
   Sales, marketing and public
      relations                               2,120,000       2,302,000         8,395,000         5,083,000         16,914,000
   Product development                        1,488,000         815,000         4,878,000         1,339,000          7,007,000
   Content acquisition                        1,550,000         475,000         6,227,000           650,000          7,810,000
   General and administrative                 2,312,000       1,908,000         7,734,000         2,257,000         12,204,000
   Depreciation and amortization                406,000         120,000           837,000           122,000          1,113,000
   Amortization of acquired
      intangibles                                     0       1,664,000         3,168,000         1,664,000          6,336,000
   Write-off of impaired
      intangible assets                               0               0        21,985,000                 0         21,985,000
   Stock based compensation                   1,894,000      37,943,000        13,136,000        40,522,000         63,040,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

                                                             45,227,000        66,360,000        51,637,000        136,409,000
                                        -------------------------------   ---------------   ---------------  -----------------
                                        9,770,000

Operating loss                               (9,559,000)    (45,062,000)      (65,886,000)      (51,472,000)      (135,592,000)
Share of loss of predecessor
   companies                                          0               0                 0          (663,000)          (663,000)
Deferred income tax benefit                           0         133,000                 0           133,000                  0
Interest income, net of interest
   Expense                                      493,000         195,000         1,336,000           228,000          1,992,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

Net loss                                $    (9,066,000)  $ (44,734,000)  $   (64,550,000)  $   (51,774,000) $    (134,263,000)
                                        ================  =============   ===============   ===============  =================

Net loss per common share -
   basic and diluted                         $(0.15)          $(0.89)          $(1.10)          $(1.38)
                                             ======           ======           ======           ======

Weighted average common
   Shares outstanding                        59,970,000      50,295,000        58,556,000        37,398,000
                                        ===============   =============   ===============   ===============

See notes to condensed consolidated financial statements

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

                                                    Preferred Stock            Common Stock          Common       Additional
                                                  Number of               Number of                   Stock         Paid-In
                                                   Shares      Amount       Shares       Amount      Payable        Capital

Balance - January 1, 2000                          1,000,000  $  1,000    54,340,988   $  54,000   $ 1,155,000  $ 144,063,000

Sale of common stock (Note C[1])                                           5,006,390       5,000                   34,348,000

Repurchase of stock (Note C[2])
Cancellation of treasury stock                                              (277,000)                              (1,835,000)
Stock payable (Note C[7])                                                                            1,842,000
Stock payable reduction (Note C[7])                                                                   (630,000)

Non-cash exercise of options (Note C[3])                                     187,626
Options granted (Note C[4])                                                                                         5,678,000
Options exercised (Note C[4])                                                 25,000                                   38,000
Options cancelled (Note C[4])                                                                                      (2,571,000)

Sale of warrants (Note C[5])                                                                                          750,000
Warrants issued (Note C[5])                                                                                         3,951,000
Warrants canceled (Note C[7])                                                 17,500
Non-cash exercise of warrants (Note C[6])                                    331,297

Amortization of deferred compensation Comprehensive loss:
   Loss on foreign currency translation
   Net loss for period
Total comprehensive loss
                                                 ----------   --------   -----------   ---------   -----------  -------------

Balance - September 30, 2000                       1,000,000  $  1,000    59,631,801   $  59,000   $ 2,367,000  $ 184,422,000
                                                 ===========  ========   ===========   =========   ===========  =============

                                                      Deficit
                                                    Accumulated     Accumulated
                                                    During the         Other         Unamortized        Stock
                                       Treasury     Development    Comprehensive       Deferred      Subscription
                                         Stock         Stage           Income        Compensation     Receivable        Total

Balance - January 1, 2000                          $ (72,283,000)  $(15,000)        $ (18,956,000)   $(26,000)      $  53,993,000
Sale of common stock (Note C[1])                                                                                       34,353,000

Repurchase of stock (Note C[2])       (1,835,000)                                                                      (1,835,000)
Cancellation of treasury stock         1,835,000                                                                                0
Stock payable (Note C[7])                                                                                               1,842,000
Stock payable reduction (Note C[7])                                                                                      (630,000)

Non-cash exercise of                                                                                                            0
   options (Note C[3])
Options granted (Note C[4])                                                            (5,678,000)                              0
Options exercised (Note C[4])                                                                          (38,000)                 0
Options cancelled (Note C[4])                                                           2,571,000                               0

Sale of warrants (Note C[5])                                                                                              750,000
Warrants issued (Note C[5])                                                                                             3,951,000
Warrants canceled (Note C[7])
                                                                                                                                0
Non-cash exercise of
                                                                                                                                0
   Warrants (Note C[6])

Amortization of deferred                                                               10,182,000                      10,182,000
compensation
Comprehensive loss:
   Loss on foreign currency
      translation                                                      (228,000)                                         (228,000)
   Net loss for period                               (64,550,000)                                                     (64,550,000)
                                                                                                                    -------------
Total comprehensive loss                                                                                              (64,778,000)
                                      -----------  -------------  -------------     -------------   ----------      -------------

Balance - September 30, 2000          $         0  $(136,833,000)  $(243,000)  *    $ (11,881,000)   $(64,000)      $  37,828,000
                                      ===========  =============   ==========       =============    ========       =============

 *Consists of a cumulative foreign currency translation adjustment of $243,000.


See notes to condensed consolidated financial statements

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                                  Inception
                                                                                  For the Nine Months         (January 8, 1999)
                                                                                 Ended September 30,               Through
                                                                                 2000             1999        September 30, 2000
Cash flows from operating activities:
   Net loss                                                                $   (64,550,000)  $ (51,774,000)   $(134,263,000)
   Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                              837,000         122,000           1,113,000
        Amortization of intangibles                                              3,168,000       1,664,000           6,336,000
        Write-off of impaired intangible assets                                 21,985,000               0          21,985,000
        Stock-based compensation                                                13,136,000      40,522,000          63,040,000
        Stock-based sales and marketing                                          1,212,000               0           1,212,000
        Deferred tax benefit                                                             0        (133,000)                  0
        Share of loss of predecessor companies                                           0         663,000             663,000
        Changes in:
           Record company advances                                               1,422,000        (171,000)            940,000
           Receivables                                                            (134,000)       (428,000)           (395,000)
           Prepaid expenses                                                     (6,141,000)       (459,000)         (6,491,000)
           Accounts payable, accrued expenses and sundry liabilities               623,000         647,000           2,286,000
                                                                           ---------------   -------------   -----------------

              Net cash used in operating activities                            (28,442,000)     (9,347,000)        (43,574,000)
                                                                           ---------------   -------------   -----------------

Cash flows from investing activities:
   Datatek acquisition, net of acquired cash of $565,000                                 0      (1,748,000)         (1,748,000)
   Payment of security deposits                                                 (1,625,000)       (619,000)         (2,550,000)
   Cost of developing internal-use software                                     (6,202,000)       (590,000)         (6,979,000)
   Purchase of equipment                                                        (3,683,000)       (408,000)         (4,372,000)
                                                                           ---------------   -------------   -----------------

              Net cash used in investing activities                            (11,510,000)     (3,365,000)        (15,649,000)
                                                                           ---------------   -------------   -----------------

Cash flows from financing activities:
   Sale of                                                                         750,000               0             750,000
warrants
   Payment on line of credit                                                             0         (40,000)            (40,000)
   Purchase of treasury stock                                                   (1,835,000)              0          (1,835,000)
   Proceeds from sale of stock, net of related costs                            34,353,000      44,271,000          80,009,000
                                                                           ---------------   -------------   -----------------

              Net cash provided by financing activities                         33,268,000      44,231,000          78,884,000
                                                                           ---------------   -------------   -----------------

Effect of exchange rate changes                                                   (248,000)              0            (533,000)
                                                                           ----------------  -------------   ------------------

Change in cash and cash equivalents                                             (6,932,000)     31,519,000          19,128,000
Cash and cash equivalents - beginning                                           26,060,000               0                   0
                                                                           ---------------   -------------   -----------------

Cash and cash equivalents - ending                                         $    19,128,000   $ 31,519,000     $     19,128,000
                                                                           ===============   ============     ================

Supplemental disclosures of noncash activities:
   Issuance of warrants relating to events                                 $     3,889,000                    $      3,889,000
   Issuance of stock for receivable                                        $        38,000   $      26,000    $         64,000
   Issuance of stock and warrants in connection with acquisition                                              $     25,590,000
   Deferred compensation by grant of options                               $     5,678,000                    $     47,125,000
   Issuance of stock and warrants for software development                 $     1,835,000                    $      1,835,000
   Issuance of stock for notes payable and accrued interest                                                   $        730,000
   Issuance of warrants relating to prepaid expenses in connection
      with joint venture agreement.                                                                           $      2,247,000


See notes to condensed consolidated financial statements

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the
"Company")  and  its  wholly-owned   subsidiaries   after   elimination  of  all
intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the write-off during the nine month period ended September 30, 2000 of impaired intangible assets described in Note D) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999.

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

Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

NOTE B - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

A former trade partner, contributed DM 1,600,000 to the development of the Company's technological platform and subsequently demanded repayment of DM 1,210,000 of this amount on January 30, 1998. Fritsch & Friends rejected this demand on February 3, 1998, and since then the partner has not pursued this alleged claim. In addition, Fritsch & Friends entered into an agreement with an investment group in November 1997, which it subsequently revoked. In an unrelated matter, in February 2000, the Company received a notice from the American Arbitration Association ("AAA") indicating that a request for arbitration had been filed. To date, however, the Company has not received any documents indicating the basis or the grounds for the claim. The Company believes that it is unlikely that it will sustain material losses in connection with these matters in excess of amounts previously accrued.

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

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

NOTE C - STOCKHOLDERS' EQUITY  (CONTINUED)

[4] During the nine months ended September 30, 2000, the Company granted additional options to employees to purchase an aggregate of 2,245,000 common shares at an average exercise price of $6.00 per share. In addition, unvested options previously granted to certain employees to purchase approximately 1,142,000 shares of common stock at exercise prices of $1.50 to $12.75 per share were cancelled due to termination of employment and vested options to purchase approximately 209,000 shares of common stock at exercise prices of $1.50 to $12.00 per share expired unexercised.

[5] During the nine months ended September 30, 2000, the Company issued warrants, principally to artists in connection with contracts to provide pay-per-view webcasts of concerts and to vendors. Such warrants permit the purchase of 1,161,200 shares of common stock at exercise prices of $2.13 to $16.63. The warrants were valued using the Black-Scholes valuation model at approximately $3,951,000 and are exercisable over one to three year periods. All of the warrants were issued for services rendered. In addition, the Company sold to a vendor a warrant to purchase 1,071,428 shares of stock at an exercise price of $2.25 for $750,000 cash.

[6] During the nine months ended September 30, 2000, the holder of warrants to purchase 657,330 common shares at $6.00 per share exercised the warrants which were paid for by the return to the Company of 326,033 shares of common stock at an estimated market price of $12.10 per share.

[7] During the nine months ended September 30, 2000, the Company signed agreements with vendors to issue 1,280,063 shares of common stock in payment for services. Additionally, the Company entered into a settlement agreement to reduce the number of shares payable to a consultant from 110,000 to 50,000. Finally, the Company issued 17,500 shares of common stock to one vendor in exchange for the cancellation of a previously issued warrant to purchase 33,333 shares of common stock at $5 per share.


NOTE D - INTANGIBLE ASSETS

The Company accounts for impairment of long-lived assets, including its intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related assets over their remaining estimated useful lives in measuring whether the assets are recoverable. Based on the limited revenues to date earned by the Company related to its acquired intangibles, and giving further consideration to the impact of events outside of the Company's control such as rapidly changing market circumstances on consumer acceptance of the Company's business model and proposed product offerings, and the delayed development of technology conducive to its intended operations, including, but not limited to the development of broadband transmission networks, the Company has revised its projections of future cash flows as they relate to the acquired intangibles. As a result, the Company no longer expects reasonably estimable future net cash flows related to the use of its acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover its investment in the acquired intangibles, and further believes the fair value of such intangibles to be nominal. Accordingly, as of June 30, 2000, the Company has written off $21,985,000, representing the then unamortized balance of such intangibles, consisting principally of the excess of cost over the fair value of identifiable net assets acquired.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)


NOTE E - SUBSEQUENT EVENT

In October 2000, the Company signed an agreement to license their proprietary secure digital encryption and distribution technologies, including its NETrax software to a provider of e-business solutions. The agreement allows the licensee to utilize the Company's NETrax technologies for certain non-entertainment business-to-business applications. Under the terms of the agreement, the Company will receive net consideration of approximately $30 million for the grant of the license, consisting of registered stock of the licensee, a publicly held company whose shares are traded on the NASDAQ. Revenue, net of related costs, will be recognized when certain conditions are met, which the Company anticipates will be either in the fourth quarter ending December 31, 2000 or the first quarter ending March 31, 2001.

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


Results of Operations

         Through September 30, 2000, we incurred costs to design, organize and develop an Internet website to conduct our businesses. We began selling musical recordings over the Internet in August 1999 and began our first significant selling and marketing initiatives in the quarter ended September 30, 1999. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

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

Net Revenues

     For the quarter and nine months ended September 30, 2000, our consolidated revenues totaled $211,000 and $474,000, respectively. Revenues for the quarter and nine months ended September 30, 2000 consisted primarily of revenue from advertising with a minimal percentage arising from sublicensing agreements, webcast pay-per-view revenue and the sale of digital downloads over the Internet. The Company had revenues of $165,000 for the quarter and nine months ended September 30, 1999, which consisted of advertising revenue. Revenues from inception through September 30, 2000 totaled $817,000 and consisted primarily of advertising and sublicensing revenue with a minimal percentage arising from the sale of webcast pay-per-views and digital downloads over the Internet.


Sales, Marketing and Public Relations Expenses

         Sales, marketing and public relations expenses consist primarily of:

o        Sales and marketing salaries and benefits
o        The cost of presenting free events and trade shows
o        Consulting fees and related expenses for public relations activities, and
o        European  promotional  activities  including  travel and  entertainment
         costs  of  participating   individuals  Sales,   marketing  and  public
         relations  costs for the  quarters  ended  September  30, 2000 and 1999 totaled $2,120,000 and $2,302,000 respectively.

     Sales, marketing and public relations costs for the nine months ended September 30, 2000 and 1999 totaled $8,395,000 and $5,083,000, respectively. During the quarter ended June 30, 1999, the Company began to incur significant sales, marketing and public relations expenses due to the production of our first webcast. Sales, marketing and public relations costs for the period from inception through September 30, 2000 totaled $16,914,000. Sales, marketing and public relations costs decreased during the quarter ended September 30, 2000 because the Company outsourced less of its activities and conducted more directed marketing programs. These costs increased during the nine months ended September 30, 2000 with the development of the Company's marketing and branding strategy. As part of our marketing strategy and, in an effort to aggressively create brand awareness, a significant portion of these costs were expended on presenting free events, event sponsorship, trade shows and related promotional activities during the fifteen month period ended September 30, 2000.

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

     Product development expenses for the quarters ended September 30, 2000 and 1999 were $1,488,000 and $815,000, respectively. Product development expenses for the nine months ended September 30, 2000 and 1999 were $4,878,000 and $1,339,000, respectively. These costs reflect the ongoing investment in our product development efforts, particularly in software engineering and graphic design. We started to incur product development costs during the quarter ended June 30, 1999. Product development expenses for the period from inception through September 30, 2000 totaled $7,007,000. The increase in product development costs over the periods reflects the continuing development of the Company's website. Such costs consist mainly of personnel costs related to technical and creative staff and managers.


Content Acquisition

     Content acquisition consists primarily of costs incurred to maintain a department dedicated to the acquisition of premium musical and other entertainment-related content, including the costs of employee salaries and related benefits, fees paid to consultants dedicated to content acquisition activities and royalties paid to secure rights to music and related media. Content acquisition costs for the quarter ended September 30, 2000 and 1999 totaled $1,550,000 and $475,000, respectively. Content acquisition costs for the nine months ended September 30, 2000 and 1999 $6,227,000 and $650,000, respectively. We began incurring content acquisition costs towards the end of the quarter ended June 30, 1999. Content acquisition costs for the period from inception through September 30, 2000 totaled $7,810,000. The increase in content acquisition costs during the periods is a reflection of the Company's aggressive content acquisition strategy.


General and Administrative Expenses

     General and administrative expenses consist primarily of executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended September 30, 2000 and 1999 were $2,312,000 and $1,908,000, respectively.
General and administrative costs for the nine months ended September 30, 2000 and 1999 were $7,734,000 and $2,257,000, respectively. General and administrative costs totaled $12,204,000 from inception through September 30, 2000. General and administrative expenses increased during the periods principally as a result of additional headcount required to manage the Company's growing operations. The Company's general and administrative expenses decreased during the quarter ended September 30, 2000, primarily due to a temporary decrease in staff as the Company refocuses its efforts on the growth of its business. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

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
                                                                                           ----------
                                                                                         $ 28,321,000
                                                                                           ==========


Amortization of technology and related contracts as well as record label contracts and catalogs was being recorded over three years resulting in an amortization expense of $420,000 per quarter through June 2002. The excess of cost over fair value of identifiable net assets acquired was being amortized over five years, prior to the Company's determination at June 30, 2000 to write-off such intangibles in their entirety - see below.

The combined amortization expense for the quarter and nine months ended September 30, 2000 were $0 and $3,168,000, respectively. The combined amortization expense for the quarter and nine months ended September 30, 1999 were $1,664,000 and $1,664,000, respectively. Combined amortization expense for the period from inception through September 30, 2000 totaled $6,336,000.

Write-off of Impaired Intangible Assets

     As of  June  30,  2000,  the  Company  wrote  off the  unamortized  balance
($21,985,000) of the intangible assets it acquired on July 2, 1999 as part of its transaction with Datatek. The intangible assets consisted primarily of certain technology, know how, etc., which the Company capitalized pursuant to the acquisition which closed July 2, 1999. As stated above, prior to the write-down during the three months ended June 30, 2000, the carrying amount of the intangible assets was being amortized over a period of three and five years.

     Based on recent changes in the digital music landscape, including, but not limited to, the proliferation of a music sharing program known as "Napster", litigation involving the major record labels and Napster, the delay of existing physical music labels in adopting digital downloading as a delivery mechanism for music, the limited penetration of broadband access to the consumer and delays in technology delivery, the Company believed that the ability of such intangible assets to generate net cash flows over the planned amortization period has been impaired to the extent that the value of the acquired intangible assets should be written off in their entirety.

     As of June 30, 2000, the Company did not anticipate the licensing transaction that occurred in October 2000, pursuant to which, upon closing, the Company will realize net consideration of approximately $30 million for the license of its proprietary software. See Note E to the financial statements.

Stock Based Compensation

     The Company recorded charges related to stock based compensation for the quarter and nine months ended September 30, 2000 of $1,894,000 and $13,136,000, respectively. Stock-based compensation for the quarter and nine-month period ended September 30, 1999 were $37,943,000 and $40,522,000, respectively. Stock-based compensation for the period from inception to September 30, 2000 totaled $63,040,000. Included in this amount is amortization of deferred compensation arising from options issued to employees and consultants at various dates amounting to $32,047,000. In addition, we recorded a compensation charge to operations of approximately $23,741,000 during August 1999 in connection with a sale by holders of 4,000,000 shares of HBI common stock of approximately 3,970,000 of such shares to certain of our stockholders who also served as advisors to the Company. The balance of stock based compensation charges arose from common stock and options issued to employees, consultants and artists for services.

As  of  September  30,  2000,  future   amortization   related  to  stock  based
compensation will be:

                                                                          Employees and
  Year Ending December 31,                                                 Consultants                         Artists
  ------------------------
  2000 (from October 1 through December 31)                                             $ 1,435,000                        $114,000
  2001                                                                                    5,577,000                         227,000
  2002                                                                                    4,097,000
  2003                                                                                      772,000
                                                              ----------------------------------------------------------------------

                                                                                       $ 11,881,000                        $341,000
                                                              ======================================================================

Share of Loss of Predecessor Companies

     Share of loss of predecessor companies reflects the net loss incurred by the Company as part of MusicWorld's acquisition of Datatek and Fritsch & Friends. The Company's share of loss of predecessor companies for the quarter and nine months ended September 30, 1999 was $0 and $663,000, respectively.


Liquidity and Capital Resources

     Our cash balance as of September 30, 2000 was $19,128,000. Net cash of $28,442,000 was used for operating activities for the nine months ended September 30, 2000. Such amounts were used principally as a result of net losses of $64,550,000 generated during the period and the increase in current assets of $6,275,000, offset by the increase in current liabilities of $623,000 and non-cash expenses associated with stock and stock-based compensation of $13,136,000, stock-based sales and marketing of $1,212,000, depreciation and the amortization of intangibles of $4,005,000 and the write-down of intangible assets of $21,985,000. The Company expects to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

     Additionally, the Company purchased approximately $3,683,000 in capital equipment and incurred $6,202,000 to develop internal-use software during the nine months ended September 30, 2000. In addition, the Company made deposits relating to the purchase of equipment totaling $1,625,000 during the nine months ended September 30, 2000. The company also repurchased $1,835,000 of common stock from certain shareholders during the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, the Company raised net proceeds of approximately $34,353,000 through the sale of 5,006,390 shares of its common stock at $7.50 per share, in a private placement managed by three placement agents.

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



                              CERTAIN TRANSACTIONS


     Set forth below are certain transactions in securities of MCY.com which occurred during the nine months ended September 30, 2000.

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

     In March 2000, MCY.com agreed to issue to Bad Boy Touring, Inc., the label of the artist, Sean "Puffy" Combs, a twelve month warrant to acquire up to 100,000 shares of MCY.com common stock at a price of $16.00 per share.

     In March 2000, MCY.com agreed to issue the band `NSYNC and their nominees a twelve month warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $13.17 per share.

     In each of March, April, May, June, July, August and September 2000, MCY.com agreed to issue the public relations firm, Susan Blonde, Inc., a twelve month warrant to acquire up to 1,600 shares of MCY.com common stock at a price of $12.75, $12.63, $9.75, $8.44, $7.00, $3.50, and $2.13 per share, respectively.

     In August 2000, MCY.com issued 17,500 shares of common stock to Frankfurt Balkind, Inc. in conjunction with an agreement to cancel a warrant to purchase 50,000 shares of common stock previously issued.

     In September 2000, MCY.com agreed to issue the web development consulting company, Sapient Corporation, 1,276,313 shares of MCY.com common stock valued at $1.44 per share. Sapient Corporation also purchased a five year warrant to purchase 1,071,428 shares of common stock at $2.25 per share. Sapient Corporation paid $750,000 for such warrant. In conjunction with the warrant purchased, a warrant to purchase 50,000 shares of common stock at $2.25 was issued to an individual.

     In  October  2000,  the  Company  signed  an  agreement  to  license  their proprietary secure digital encryption and distribution technologies. The agreement allows the licensee to utilize such technologies for certain business-to-business applications. The company will receive net revenues of approximately $30 million for the grant of the license. Such revenues will be recognized when certain conditions are met, which the Company anticipates will be either in the fourth quarter ending December 31, 2000 or the first quarter ending March 31, 2001.

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

     In August 2000, MCY.com granted options to an employee to purchase 1,000,000 shares at an exercise price of $6.00 per share.

     As of September 30, 2000, 7,600,265 options were outstanding under the Company's Incentive Option Plan, at a weighted average exercise price of $4.24 per share of MCY.com Common Stock. The options generally vest over a period of three years from the date of grant and are exercisable at different prices corresponding to the date of grant. Each option entitles the holder to purchase one share of MCY.com Common Stock.

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

Date: 11/14/00                   By /s/ Bernhard Fritsch
      --------                          --------------------------------
                                        Bernhard Fritsch, CEO & Chairman
                                        and President