Form 10KSB
period 2000-12-31
MCY COM INC /DE/
filed 2001-04-17
CIK 1020669

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

Securities registered under Section 12(b) of the Act:

    Title of each class                        Name of each exchange on which
    to be so registered                        each class is to be registered
    None                                       None

Securities registered under Section 12(g) of the Act:      $0.001 par value common stock

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

         The issuer's revenues for its most recent fiscal year:  $474,000.

         The aggregate market value of the voting common stock held by non-affiliates of the registrant (38,456,879 shares) as of March 30, 2001 was $21,151,283 (computed by reference to the average bid and asked price ($0.55) of such common equity).

         The number of shares outstanding of the issuer's common stock as of March 30, 2001: 62,199,507.

                                TABLE OF CONTENTS

Item Number                                                                                             Page Number

PART I............................................................................................................3

   ITEM 1.       DESCRIPTION OF BUSINESS..........................................................................3
   ITEM 2.       DESCRIPTION OF PROPERTY.........................................................................18
   ITEM 3.       LEGAL PROCEEDINGS...............................................................................19
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................21

PART II..........................................................................................................22

   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................................22
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......................................25
   ITEM 7.       FINANCIAL STATEMENTS............................................................................30
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............31

PART III.........................................................................................................32

   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                 THE EXCHANGE ACT................................................................................32
   ITEM 10.      EXECUTIVE COMPENSATION..........................................................................34
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................38
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................40
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K................................................................42

SIGNATURES......................................................................................................44

         This annual report on Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section below. These factors may cause our actual results to differ materially from any forward-looking statement.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         MCY.com, Inc. ("MCY.com") is a holding company that conducts business through its wholly owned operating subsidiary, MCY Music World, Inc. ("Music World"). Both companies are incorporated in the State of Delaware and are headquartered in New York City. Unless otherwise specified, the terms we, us, our and other comparable terminology refer to MCY.com and all of its subsidiaries.

         We are a next-generation media company, focused on: (i) the acquisition, production and sale of premium music and media products across all available channels; and (ii) the development and licensing of proprietary digital rights management and digital asset management technologies that enable the secure and accountable delivery of digital assets over digital channels.

         During 2000, we focused our efforts on the further development and initial commercialization of our content and technology operations. In 2001 and moving forward, we expect to continue to expand the focus and potential of each business and increase commercialization efforts in keeping with expected growth and maturity of the market.

         Our media business acquires, develops and sells premium musical entertainment products. Our goal for the business is to acquire or license a wide variety of intellectual property rights from musical artists and to then develop and sell or license the resultant creative products across a broad spectrum of distribution channels including broadcast, cable, Internet, wireless and physical distribution channels. Our productions have included live events from artists such as Luciano Pavarotti, Alexandru Badea, The Who, Pete Townshend, *NSYNC, The Backstreet Boys and Paul McCartney. These events, as well as a selection of digital music owned by third parties, are also available on our Internet portal, www.mcy.com.

         Our technology business designs, develops and maintains software applications for the secure and accountable distribution of our digital media properties across all digital distribution channels. In January 2001, we established NETrax(TM) Technologies, Inc. ("NTI"), a new, wholly owned subsidiary focused on the marketing and sale of these technologies, and began the process of transferring all essential assets necessary for the independent operation of NTI into NTI. Through NTI, we have developed a suite of software products that is collectively called "NETrax(TM)." Our NETrax(TM) product suite can provide users with an end-to-end digital asset delivery platform encompassing storage, packaging, promotion, distribution, sales, accounting, payment, rights management and royalty tracking. In early April of 2001, we determined that it would be prudent to share the risks associated with the further development and commercialization of NETrax(TM) and commenced a search aimed at finding a strategic or financial partner for NTI.

GENERAL DEVELOPMENT OF OUR BUSINESS

         The concept behind our business was developed by Mr. Bernhard Fritsch, our chief executive officer, who has been involved in the production and marketing of multi-media and electronic music entertainment products since 1979. In 1991, Mr. Fritsch formed Fritsch & Friends Audio Produktions GmbH (now Fritsch & Friends Mediagroup GmbH or "Fritsch & Friends") for high-end audio post-production and multimedia content production, sales and distribution. Starting in 1995, Fritsch & Friends entered into the nascent field of Internet digital music distribution. Music World was incorporated on January 8, 1999 in the state of Delaware to acquire certain predecessor companies based in Germany and to further develop its planned operations, which included the creation and opening to the public of an online service platform to provide worldwide promotional and sales services for the music buying public and the music industry. On August 2, 1999, we completed a reverse merger into Health Builders International, Inc. ("HBI"), a public company incorporated in the state of Delaware which had no commercial operations at the time of the merger. The merger was consummated through an exchange of shares that resulted in our stockholders holding 43,324,988 shares of common stock (excluding 121,667 shares of common stock issuable to creditors) or 90.4% of the then outstanding common shares of HBI and 1,000,000 shares of Series 1 Preferred Stock (100% of such class) and existing stockholders of HBI holding 4,611,000 shares of common stock. The merger was accounted for as a recapitalization and retroactive effect was given to the recapitalization in the accompanying financial statements. In connection with the merger, HBI changed its name to MCY.com, Inc.

         On July 2, 1999, we acquired the assets of Datatek Services Limited ("Datatek") including the stock of MCY America, Inc. ("MCY America") and Fritsch & Friends (collectively the "predecessor companies") in exchange for cash of $1,050,000, 4,500,000 shares of our common stock valued at $22,500,000 and 5-year warrants to acquire 2,000,000 shares of common stock at an exercise price of $5.00 per share, valued at $3,000,000, for an aggregate cost of $26,550,000. In addition, we agreed to pay to Datatek, on a quarterly basis, 1% of gross revenues either, (i) for a period of 20 years, or (ii) until such time as the payments total $9,000,000. As of the date of the acquisition, the predecessor companies owed us $1,243,000 representing the balance of loans made by us prior to the acquisition. Our founder, controlling stockholder and Chairman was the Chief Executive Officer, a director and owned a 47.5% beneficial interest in Datatek which was transferred to the other Datatek stockholders for no consideration immediately prior to the closing of the acquisition. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets that are required for our business operations. The transaction was accounted for as a purchase by us of a 52.5% ownership in the Datatek assets and a contribution to us of the 47.5% interest formerly owned by our founder and controlling stockholder. Such contributed interest was recorded at the basis cost of the controlling stockholder which approximated 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date. In addition, 47.5% of the loss of predecessor companies for the period from January 1, 1999 through July 2, 1999 was reflected in our results of operations on the equity method and 100% of the results of operation of the predecessor companies were consolidated with our results of operation from July 2, 1999. The aggregate cost of the acquisition of the 52.5% interest, amounting to $27,793,900, including $1,243,000 of loans receivable from predecessor companies, reduced by $1,069,000 representing 47.5% of the stockholders' deficiency of the predecessor companies at the acquisition date was allocated to assets acquired and liabilities assumed at the date of acquisition. The contingent consideration was accounted for as a liability (royalties) and has been expensed as it has become payable. Also in connection with this transaction, founders of Music World agreed to return 2,000,000 shares of common stock, which were then canceled. For the fiscal year ending December 31, 2000, our net loss, including write-offs for the impairment of long-lived assets, including acquired intangibles, was $(86,208,000) or $(1.46) per common share. Our net loss, including amortization of the acquired intangibles, for the period January 8, 1999 through December 31, 1999 amounted to $(69,713,000) or $(1.66) per common share.

         In October 2000, we entered into an agreement to license our proprietary, secure digital encryption and distribution technologies, including our NETrax(TM) software, to Applied Digital Solutions, Inc. ("ADSX"). The agreement, as amended on March 30, 2001, allows ADSX to utilize our NETrax(TM) technology for certain non-entertainment, business-to-business applications, including medical and education, among others. Under the terms of the agreement, on April 3, 2001, we received net consideration of approximately $4,000,000 for the grant of the license, consisting of 11,816,141 shares of ADSX common stock, reduced by 615,976 shares of our common stock issued to ADSX and cash, not to exceed $9,000,000 derived from the sale by us of the ADSX common stock. Such consideration is based on the quoted market price of our common stock and ADSX common stock on April 3, 2001, the date the software and shares were released from escrow. The consideration received will be applied to reduce the carrying value of the NETrax(TM) software. Pursuant to the terms of the amended employment agreements entered into on April 1, 2001, in exchange for salary reductions and restructuring of their employment agreements, Mr. Fritsch and Mr. Mitchell Lampert will each receive consideration of: (i) the amount of ADSX stock required to equal $200,000 based on the closing bid price of ADSX on April 3, 2001; and (ii) 10% of the net ADSX shares retained by us after payment to ADSX of the $9,000,000 derived from the sale by us of the ADSX common stock.

         We account for impairment of long-lived assets, including our intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related assets over their remaining estimated useful lives in measuring whether the assets are recoverable. Based on the limited revenues to date earned by us related to acquired intangibles, and giving further consideration to the impact of events outside of our control such as rapidly changing market circumstances on consumer acceptance of our business model and proposed product offerings, and the delayed development of technology conducive to our intended operations, including, but not limited to the development of broadband transmission networks, we have revised our projections of future cash flows as they relate to the acquired intangibles. As a result, we no longer expect reasonably estimable future net cash flows related to the use of our acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover our investment in the acquired intangibles, and further believe the fair value of such intangibles to be nominal. Accordingly, as of June 30, 2000, we wrote off $21,985,000, representing the then unamortized balance of such intangibles, consisting principally of the excess of cost over the fair value of identifiable net assets acquired. In addition, we have revised our projections of future cash flows as they relate to certain of our equipment and software. As a result, we no longer expect reasonable estimable future net cash flows related to the use of certain of our equipment and software over the remaining estimated useful lives of the assets to be adequate to recover our investment in the selected equipment and software, and further believe the fair value of such equipment and software to be nominal. Accordingly, as of December 31, 2000, we wrote off $6,400,000, representing the then undepreciated balance of such equipment and software.

         Our principal executive offices are located at 1133 Avenue of the Americas, 28th Floor, New York, New York 10036, and our telephone number is
(212) 944-6664.

PRODUCTS AND SERVICES

         During  fiscal  year  2000,  we  focused  our  efforts  on the  further development and initial commercialization of our content and technology operations. In 2001 and moving forward, we expect to continue to expand the focus and potential of each business and increase commercialization efforts in keeping with expected market growth and maturity.

Media Business

         Our media business acquires or licenses rights to premium music entertainment, produces audio and audio-visual products from such rights, and distributes these products across all available channels. Our products currently include, but are not limited to, songs, live events, documentaries, studio clips (documentary footage), music videos, music programming and music movies. The media vehicles the Company and its licensees use currently include digital downloads, digital streams, analog and digital broadcast, DVDs, videocassettes, CDs, and CD-ROMS. Our distribution channels currently include Internet, wireless, satellite and cable. We serve mail order and physical retail channels through third parties.

         We are also a majority joint venture partner in Pyramid Music Corporation ("Pyramid"), a Delaware corporation. Pyramid is a new venture which will seek to acquire exclusive rights from well-known artists. Artists targeted by the venture are typically "heritage" artists who had earlier successful careers with record labels and are not currently signed with a major record label or who have reacquired certain of their rights from their record label.

Technology Business

          Our technology group has designed and built proprietary and patented technology solutions for the secure and accountable distribution of our digital media properties across all digital distribution channels. These technologies are currently being marketed and exploited through our subsidiary, NTI. We believe that NTI is a viable provider of end-to-end secure digital media distribution solutions that allows customers to build an entire secure digital distribution business around the NETrax(TM) product suite. We are targeting our sales and licensing efforts at retailers, broadcasters, service providers and others. Our revenue model for NTI is based upon a mixture of NETrax(TM) technology licensing fees, implementation services, maintenance fees, network service fees and clearinghouse fees. To date, we have not generated revenues from any of such sources.

         Currently the NETrax(TM) vertically integrated product suite includes CAM, DRM and DDP applications. The NETrax(TM) Content Aggregation Modules ("CAM") deliver the "plug-in" logistics compatibility and functionality required for the delivery of different vertical-market content types, such as music, video, games and software. The NETrax(TM) Digital Rights Management ("DRM") system delivers copy protection, royalty and rights tracking and royalty disbursement functionality. The DRM application is the result of a 5-year development program based on certain patented and proprietary innovations. The NETrax(TM) Digital Distribution Platform ("DDP") is the foundation application for the delivery of digital products and integrates content management, e-commerce, payment and customer relationship management solutions through a proprietary platform architecture.

          Our Internet portal, www.mcy.com, was launched in June 1999 and retails a broad range of music audio and audio/visual products delivered as either secure NETrax(TM) downloads or streaming files. The portal is a client of, and a showcase for, NTI technologies.

STRATEGY

         We intend to build our media business through the following key initiatives:

         EXPAND CONTENT RIGHTS ACQUISITION AND EXPLOITATION ACTIVITIES. We will continue to review opportunities to significantly expand the number of performance rights we either permanently acquire or acquire for limited use. It is our plan to acquire all available rights from and related to certain artists and content. As a result, we expect to target our acquisition efforts towards artists and content that are capable of delivering a full rights portfolio.

         NEGOTIATE BULK PURCHASE AGREEMENTS WITH OUR SUPPLIERS OF CONTENT PRODUCTION SERVICES. We are investigating ways to lower the production costs associated with the creation of both digital and physical media products by working with suppliers of production services to obtain price reductions in return for a guaranteed supply of work.

         EXPAND THE NUMBER AND DIVERSITY OF OUR CONTENT DISTRIBUTION PARTNERS. In tandem with building our catalog of rights and lowering our production costs, we are continuing to expand the number and diversity of customers for our exclusive content. These customers include pay-per-view broadcasters, satellite companies, DVD distributors and operators of other Internet web sites.

         CREATE ADDITIONAL JOINT VENTURE RELATIONSHIPS WITH OTHER MEDIA COMPANIES THAT CAN HELP US EXPAND OUR ACCESS TO MEDIA RIGHTS PROVIDERS AND/OR CUSTOMERS. Our relationship with Pyramid was formed so that we could have access to a specific set of musical artists who can profit from the exploitation of multiple performance rights across a wide array of media channels. We are currently in the process of locating other partners to expand our access to artists and content.

         We intend to continue building our technology business in the following ways:

         FIND A STRATEGIC OR FINANCIAL PARTNER THAT CAN HELP US TO COMMERCIALIZE NETRAX(TM). We believe that a well-chosen joint venture partner can help us bring NETrax(TM) to market more quickly, obtain customers more readily and lower our financial risk profile.

         ESTABLISH  NETRAX(TM)  AS A  LEADING  TECHNOLOGY  FOR  THE  SECURE  AND
ACCOUNTABLE DISTRIBUTION OF DIGITAL MEDIA. In March 2001, we completed the development of a significant version upgrade of NETrax(TM). We are now engaged in marketing activities designed to develop sales of NETrax(TM) to targeted customers through two primary distribution means: a) through our own direct sales force, and b) through a network of channel marketing partners.

         CONTINUE TO DEVELOP AND COMMERCIALIZE TECHNOLOGIES THAT FACILITATE THE SECURE DISTRIBUTION OF DIGITAL MEDIA ACROSS A WIDER ARRAY OF VERTICAL BUSINESS SEGMENTS. Our NETrax(TM) product suite is currently focused on digital music as its initial vertical business segment. In the future, we plan to develop NETrax(TM) to serve other vertical business segments that may utilize digital distribution e.g. books, software, games and business communications.

MARKETING AND SALES

         Our media sales group licenses entertainment products for physical distribution (CD, DVD, VHS), broadcast (TV, cable, satellite, wireless), pay-per view (cable, satellite, internet, wireless), and other licensed uses. The media sales group has built relationships with a series of channel, media, and region-specific sales partners in order to achieve maximum rights exploitation. In addition, our media sales team has developed content distribution relationships with numerous audio/visual distributors and cable, satellite and Internet companies such as Image

Entertainment, Inc., DirecTV, iN Demand, and RealNetworks. Although these companies collectively account for approximately 15% of our revenues for the fiscal year ending December 31, 2000, we anticipate this percentage to increase significantly in the future.

         Pyramid intends to utilize our media sales group to market and sell its audio-visual products. In the case of audio-only products (primarily CDs), an affiliate of our Pyramid joint venture partner currently has a distribution and sales agreement with Orpheus Productions, Inc. and therefore utilizes the EMI Music Distribution ("EMD") system and sales force to place CDs in retail outlets.

         We are now engaged in marketing activities designed to develop sales of NETrax(TM) to targeted customers through two primary distribution means: 1) through our own direct sales force, and 2) through a network of channel marketing partners. Primary sales targets for our NETrax(TM) product suite include major retailers, broadcasters, media and telecommunications companies who have yet to adopt a digital asset delivery strategy.

         Marketing efforts in 2000 were primarily focused on the exploitation of our media division's exclusive events. We expect a reduction in marketing expenditures in 2001 due to the shift of almost all content marketing expenditures to business-to-business licensing and distribution partners.

PARTNERSHIPS

         We have developed key strategic associations in content, publishing and marketing. We have previously engaged in sponsorship and co-marketing relationships with companies including MSN, Real Networks, DirecTV, iN Demand, Qwest/US West, and others. Our media division has in the past been involved in strategic content acquisition relationships with companies and artists including Arista/BMG, Jive/Zomba, Lieberberg Entertainment, Paul McCartney Productions, Michael Jackson Productions, Tibor Rudas, The Backstreet Boys, The Firm, The Who and Pete Townshend. Our media division and Pyramid maintain content distribution partnerships with companies including EMD, Image Entertainment, DirecTV, iN Demand, Real Networks, and others worldwide.

         Our technology business benefits from key strategic associations and partnerships that were developed by us including those with Sapient, Broadvision, Digital Island, Microsoft, Real Networks, Fraunhofer, and Thompson.

PATENTS & LICENSES

         We have developed, licensed and integrated technologies and systems that enable the digital delivery of content in secure and user-friendly formats, which will be transferred to our NTI subsidiary in fiscal 2001. We use advanced encryption and security protocols to ensure that transactions conducted on, and product delivered through, our client systems are protected from tampering, piracy or unlawful distribution. This proprietary copyright protection system is based on MMP technology licensed by us from Fraunhofer.

         As of January 17, 2001, Mr. Fritsch received notices of allowance with respect to two patent applications for several of the key technological inventions, including our sales and royalty tracking systems, shopping list, and the personalized NETrax(TM) software player which Mr. Fritsch has licensed to us. The patents are currently pending final issuance in the United States Patent and Trademark Office.

         Mr. Fritsch has licensed the allowed patents to us under an exclusive license agreement. Our exclusive worldwide license has a term of either the later of twenty (20) years or the expiration of any patents licensed thereunder, and requires that we pay Mr. Fritsch an annual fee of $1,000. Mr. Fritsch may terminate the license if we fail to pay him compensation equal to 0.25% of our gross revenue pursuant to the terms of his employment agreement. We have also received notices of allowance from the U.S. Patent and Trademark Office for the trademarks NETrax(TM), On Click, Music On Click, Entertainment On Click, MCY.com, and MCY.

         We use MP3 compression technology which we employ pursuant to a non-exclusive license from Thomson Consumer Electronic Sales GmbH ("Thompson"). Under this license agreement, we are required to pay a royalty payment to Thomson of 1% of our gross revenue from digital downloads with a US$15,000 annual minimum. The license agreement was effective on January 1, 1999 and expires on the expiration date of the last to expire of the licensed patents which, according to the current schedule of the agreement and subject to the payment by Thomson of certain periodic patent maintenance fees, expires on September 12, 2016. Alternative licenses for the use of the MP3 technology are readily available to us in the event the Thomson license is terminated.

         We use advanced encryption and security protocols to ensure that transactions conducted on our website are secure and music selections cannot be pirated or unlawfully distributed over the Internet. Our encryption technology is called Multimedia Protection Protocol or "MPP" and our subsidiary, Fritsch & Friends, currently has a non-exclusive perpetual license from Fraunhofer Institut fur Integrierte Schaltungen ("Fraunhofer") to incorporate Version 1 of its proprietary MMP software into our products which enables us to offer for download encrypted versions of songs recorded in the MP3 format. Fritsch & Friends entered into the non-exclusive perpetual license agreement with Fraunhofer on March 20, 1997. Under the license agreement, a payment of DM 25,000 was due on March 20, 1997 and a payment of DM 25,000 was due on June 30, 1997. On May 14, 1999, we entered into a non-exclusive five year license with Fraunhofer Gesellschaft zur Forderung der angewandten Forschung e.V. for the use of Version 2 of its MMP software which will enable us to provide more advanced encryption capabilities, such as downloads that can only be played a limited number of times, and allows us to sublicense the technology to our strategic alliance partners. Under the terms of the license agreement, in September 1999 we paid a royalty payment of DM 140,000 in consideration of the rights and license granted to us.

RESEARCH AND DEVELOPMENT

         Our research and development activities are related to our technology business and are focused on improving our expertise in broadband network management, wireless communications, database programming, application development, website management, player development, digitization, and interface design. Our technology development team, which we intend to transfer to NTI in the second quarter of 2001, will focus on the following priorities: (i) continued refinement of the NETrax(TM) platform architecture; (ii) the continued creation of "plug-ins" to allow for compatibility of the digital rights management ("DRM") technologies with hardware players and other software players; (iii) the development and integration of new technologies that enable delivery through wireless, interactive television and other emerging digital networks; and (iv) development of new and improved marketing and customer profiling functionalities. Since inception, we have spent over $21 million designing and building NETrax(TM) including expenses related to software, equipment, personnel and direct research and development expenses. Our direct research and development expenses were $2.4 million and $6.2 million for 1999 and 2000 respectively.

COMPETITION

         Our media business competes against a number of media companies that offer exclusive music media products for syndicated broadcast or sale across analog and digital channels, including such diversified conglomerates as Viacom, AOL/Time Warner, Real Networks and others. Many of these companies have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe the key success factors in the sale of music media products lie in the areas of multiple rights acquisition and cross-channel distribution. Based on an analysis of our existing competition, our main priorities for our media business are: (i) the aggressive acquisition of exclusive premium music distribution rights; and (ii) the production, sale and licensing of unique entertainment experiences from these rights.

         Our technology business competes against a number of technology companies that are offering or plan to offer products, services or technologies for the digital delivery of music over the Internet. We believe that the key competitive factors include: (i) marketing and sales leadership; (ii) technology leadership; and (iii) strategic partnerships. Our main priorities are: (i) the licensing of our current technologies to develop a strong client base; (ii) the acquisition and/or development of exclusive technologies related to digital content distribution; and (iii) the formation of joint ventures and partnerships that will increase our chances for success. We believe that eventually only a limited number of competitors will dominate the market and that a substantial number of smaller companies will focus on niche markets. We believe that our main competitors include IBM, Intertrust, Microsoft, Real Networks and Liquid Audio. These companies have positioned themselves as contenders for significant market share in the U.S. and worldwide. Also a major challenge to our success, and to the digital distribution industry as a whole, is the potential consumer adoption of and preference for unlicensed distribution of digital files through "peer-to-peer" file sharing systems such as Napster, Gnutella and others, which deny rights holders their share of potential revenue from the licensed distribution of digital files. The key competitive factors on which we plan to focus include: (i) sales leadership; (ii) technology leadership; (iii) speed of implementation; and (iv) strategic partnerships.

RISK FACTORS

LIMITED OPERATING HISTORY

         We were organized in January 1999. Our predecessors, for operating history purposes, were Datatek Services Limited, originally formed in November 1997, MCY America, Inc., originally formed in December 1997, and Fritsch & Friends Audio Productions GmbH, originally formed in 1991. We have a limited operating history upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies engaged in new and rapidly evolving markets, such as the digital music delivery industry. To achieve and sustain profitability, we believe we must, among other things, do the following: (i) provide compelling and unique content for licensing and distribution; (ii) effectively develop new, and maintain existing, relationships with artists and music content providers;
(iii) continue to develop and upgrade our technology and network infrastructure;
(iv) respond to competitive developments; (v) successfully introduce enhancements to our existing products and services to address new technologies and standards; (vi) control our costs; and (vii) effectively sell our products and services.

HISTORY OF LOSSES; ANTICIPATED LOSSES; NEGATIVE CASH FLOW

         Our research, development, sales, marketing and general and administrative expenses have resulted in significant losses from inception and may continue to create losses in the future. We can give no assurance that we can achieve, sustain or increase revenues or profitability in the future. There also can be no assurance that our revenue will increase in the future or that we will achieve or maintain profitability or generate cash from operations in future periods. We expect to incur additional operating losses and to experience continued negative cash flow from operations for the foreseeable future.

UNPROVEN BUSINESS MODEL; ABILITY TO DEVELOP PRODUCTS AND MARKET

         Our media business revenue model for generating sales through the distribution of digital music downloads, online sales of CDs, pay-per-view live events, advertising and sponsorship fees from third parties and sublicensing of media rights is unproven. Our technology business model for generating sales through business-to-business technology licensing fees, network services fees, commercial transaction clearinghouse fees, and professional services, is also unproven. We are no longer aggressively pursuing retail consumers through our website at this time. Use of the Internet by consumers as a medium for entertainment and for downloading music is at an early stage of development and acceptance of related services is highly uncertain. Leading record labels and other rights holders continue to take a highly conservative approach to permitting the digital distribution of their recordings through the Internet and other digital channels because they fear illegal copying, have secured limited economic benefit from Internet-based distribution and are unwilling to create conflicts with their existing distribution relationships. As a result, our future success will depend significantly upon our ability to successfully:

         o Deliver entertaining and compelling music-related content over a wide variety of licensing and digital distribution channels;
         o Develop and maintain volume usage of our digital music distribution services;
         o Establish and maintain licensing and distribution relationships with record companies, producers, artists and other rights holders;
         o        Deliver market-leading technology products;
         o Aggressively expand, manage and enhance our products and services;
         o Offer competitively priced products and services to our customers; and
         o Support current product lines and develop and release new versions of our products to ensure compatibility with current and future software and hardware products, platforms and systems.

         Our business, results of operations and financial condition would be materially adversely affected if:

         o We are unable to develop content that allows us to attract, retain, and expand a loyal user and licensing base;
         o The technology we use to prevent illegal copying of music content proves to be ineffective or is not adopted by the music industry;
         o We are not able to successfully compete with other entities offering services and products similar or superior to our services and products;

         o Our financial, personnel and infrastructure resources are insufficient to meet the costs and demands required to carry out our business plans and effectively compete in the market;
         o We are unable to anticipate, monitor, and successfully respond to rapidly changing consumer tastes and preferences so as to continually attract a sufficient number of users to our website;
         o There continues to be significant delays in the rollout, penetration or acceptance of broadband services such as DSL or cable modems in the market;
         o        Adoption of digital commerce by manufacturers of digital
                  products is delayed or is otherwise encumbered;
         o        The adoption of digital commerce by consumers and other
                  purchasers and end users is delayed; or
         o Infrastructure investment in digital commerce by businesses is canceled or deferred by our potential and prospective customers and partners.

DEPENDENCE ON MAJOR RECORD COMPANIES AS SUPPLIERS OF CONTENT

         The rights to distribution of musical content are the single most important "input" for music distributors. The supply market is primarily divided among the five major record label companies including Bertelsmann Music Group, Inc. ("BMG"), Sony Music Entertainment, Inc., Warner Music Group, EMI and Vivendi/Universal, which in the aggregate account for the majority of the music industry's revenue, and smaller independent record label companies. While we have signed limited digital content distribution agreements with BMG and Universal, these deals cover only a very limited library of content and we do not currently anticipate that these agreements will generate material revenues for the Company. If we do not succeed in obtaining additional or material licenses for digital music distribution from the major record labels, we will be limited in the content we can distribute. Although we have established arrangements with artists and independent labels directly, we can give no assurance that we will be able to enter into material arrangements with major record labels or that, in any event, this will be a material source of revenue.

DEPENDENCE ON SALES, LICENSING AND DISTRIBUTION RELATIONSHIPS

          Our media sales team has built relationships with a series of distribution channel, media, and region-specific sales partners in order to achieve maximum rights exploitation. In addition, our media sales team has developed content distribution relationships with numerous audio/visual distributors and cable, satellite and Internet companies such as Image Entertainment, Inc., DirecTV, iN Demand, and RealNetworks which will play a significant role in our future revenues. If our relationship with any one or more of our sales or distribution partners or licensees becomes impaired, the result would have a material adverse effect on our revenues and profit/loss.

RAPID GROWTH HAS STRAINED OUR RESOURCES

         Our rapid growth has placed a significant strain on our managerial, operational and financial resources. During the past year, we built an organization in anticipation of significant growth. The cost of such growth did not correlate with revenue generation and we are in the process of downsizing some of our infrastructure to conserve capital resources. To continue to manage effectively for expected growth, we will be required to further implement and improve our managerial controls and procedures and operational and financial systems. In addition, we will be required to hire, train, integrate, manage and retain our workforce including technical support, advertising, sales and business development staff. Locating and retaining qualified personnel in our business is extremely competitive. We can give no assurances that we have adequately allowed for or have the capital resources to fund the costs and risks associated with expansion or that our systems, procedures or controls will be adequate to support our operations. We can also give no assurances that we will be able to successfully locate, train and integrate personnel into our workforce.

DEPENDENCE ON KEY MANAGEMENT PERSONNEL

         Our future success depends upon the continued services of certain key management personnel including Mr. Bernhard Fritsch. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. We have a five year employment agreement with Mr. Fritsch that includes a non-competition provision which prohibits Mr. Fritsch from gaining employment with, or associating or investing in, any entity in the United States which is involved in the digital distribution of music for a period of one year after the termination of his employment with us. We have also entered into a license agreement with Mr. Fritsch for the use of certain significant intellectual property rights, including technology and patents for the encryption, shopping cart and royalty tracking features of our delivery and sales systems. This license agreement, however, only continues in effect so long as we continue to pay Mr. Fritsch compensation of 0.25% of our gross revenue as provided in his employment agreement, and will survive the termination of Mr. Fritsch's employment, so long as such payments are made. Furthermore, under the terms of the license agreement between Mr. Fritsch and us, Mr. Fritsch possesses sole discretion over whether further prosecution of any patent applications with respect to such technology will continue. Several of our employees, including Mr. Fritsch, have entered into agreements agreeing, among other things, not to compete with us if they leave our employ. If those employees, including Mr. Fritsch, breach those agreements and become employed by or associated with one of our competitors, such action will likely have a materially adverse effect on our business, results of operations and financial condition. We have no key-man life insurance for any of our officers or directors.

NEED FOR ADDITIONAL FINANCING; FINANCING MAY NOT BE AVAILABLE; FUTURE DILUTION

         We may need to raise additional funds to do the following:

         o Pay cash advances to record labels, artists, publishers and other rights holders to gain distribution licensing rights for commercially exploitable content and programming;
         o Purchase new hardware and software to support the development of our websites and the development of our technology;
         o Acquire or partner with other complementary businesses or assets;
         o        Develop adequate sales and service infrastructure; and
         o        Fund working capital and/or other obligations.

         If we raise additional funds by issuing equity or convertible debt securities in the future, such securities may have rights, preferences or privileges senior to those of our existing stockholders and the percentage ownership of our stockholders will be diluted. We can give no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our business, take advantage of opportunities, develop or enhance services or products or otherwise respond to competitive pressures will be significantly limited.

DIFFICULTIES ASSOCIATED WITH BRAND DEVELOPMENT

         The importance of brand recognition will increase in the future as the number of competitive digital media companies and technology service developers and providers increases. There are many music distributors and other retailers, both online and traditional, which enjoy customer brand recognition and may attempt to compete with us in the digital distribution and streaming pay-per-view markets. Larger and more established technology companies, which have broad trade brand recognition and credibility, may attempt to provide directly competitive technologies and services. Most of these distributors and technology companies have superior financial strength and resources. We believe that establishing and increasing awareness of our brand and the technology it represents is a critical aspect of our efforts to continue to attract customers and content providers. We can give no assurances that our efforts to build brand awareness will be successful or that we will have sufficient financing to pursue brand development successfully.

SIGNIFICANT COMPETITION

         The  market  for the  distribution  of  digital  products  and  related technologies and services is competitive. Barriers to entry in our businesses are relatively low and competition is likely to continue to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Such competition could result in reduced margins, lower growth or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition. The existence and operation of "peer-to-peer" networks such as Napster has had a substantial negative impact on the revenues related to secure and legal digital distribution and the overall market penetration of secure and legal digital distribution. The failure of the music industry or government to eliminate or control the existence and operation of these "peer-to-peer" networks may have a material adverse effect on our business, results of operations and financial condition as well as future entertainment industry revenues derived from digital distribution.

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

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities that require consumers to send sensitive information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the digital distribution channel merchandising medium. In addition, we may be subject to "hacker attacks" such as those made on the sites of companies including Yahoo!, Inc., eBay, Inc. and E*Trade Group Inc. We may be required to expend significant capital resources to protect against the threat of such security breaches or "hacker attacks" or to alleviate problems caused by such events. We can give no assurance that our digital distribution channel operations are completely secure against potential interruptions or that we can alleviate the problems should they occur.

         Security breaches to our encryption technology may harm our reputation and business and may cause us to expend significant additional resources to protect against future breaches. While we will expend significant efforts to make unauthorized access increasingly difficult, it is expected that determined hackers will continue their attempts to crack the secure codes which are a significant element of our products and may prove successful. We may be forced to expend significant resources to alleviate problems caused by these attempts to infiltrate and disrupt our products.

INTELLECTUAL PROPERTY

         We expect to rely on a combination of patent law, copyright law, trademark law, contract law, and other intellectual property protection methods to protect our musical content, license rights, and proprietary technology and information, but we can give no assurance that such laws will provide sufficient protection or that the laws will not be amended or repealed. We believe that our use of material on our websites and other digital distribution channels is protected under current provisions of copyright law. However, effective trademark, copyright, and other intellectual property protection may not be available in every country in which our technology and services are distributed or made available through the Internet and other digital distribution channels. We can give no assurance that our methods of protecting our proprietary rights in the United States or abroad will be adequate. In addition, because patent law relating to the scope of claims in the technology field in which we do business is still evolving, the degree of future protection for our proprietary and licensed rights is uncertain.

         Mr. Fritsch is pursuing patent protection with respect to certain technologies that are important to us, including the encryption, shopping cart and royalty tracking technology. Mr. Fritsch has received notices of allowance for both patent applications filed in his name for these technologies in the United States. We can give no assurance that any patents will be issued or allowed outside of the United States. Until such time as the patents are actually issued in the United States or internationally, if ever, the license from Mr. Fritsch will be ineffective to grant any patent rights with respect to this technology. Moreover, Mr. Fritsch is under no obligation to pursue the prosecution of further patent claims related to the allowed patents. See "Risk Factors - Dependence on Key Management Personnel," "-Dependence on Licensed Technology."

         We can give no assurances that others will not develop technologies that are similar or superior to our technology, that third parties will not copy or otherwise obtain and use our technologies and products without authorization and that we will be able to continue to maintain our rights to our current content catalog. If we are unable to maintain rights to our technology and catalog, such inability will have a material adverse effect on our business, results of operations, and financial condition.

         There are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights of others with the exception of certain claims in the Ozzy Osbourne matter described in the "Litigation" section. We can give no assurance that third parties will not assert patent or other intellectual property litigation in the future. If any such claims are asserted and determined to be valid, we can give no assurance that we will be able to obtain licenses of the intellectual property rights in question on reasonable terms. If we become involved in any patent dispute, other intellectual property dispute, or action to protect proprietary rights, our involvement, regardless of outcome, will likely have a material adverse effect on our business, results of operations, and financial condition. If any litigation is determined against us, such adverse determination may subject us to significant liabilities to third parties, require us to seek licenses from third parties, and prevent us from manufacturing and selling our products. Furthermore, we can give no assurance that others will not independently develop similar, alternative or superior technologies, or design around the patented technologies developed by us. Any of these situations would have a material adverse effect on our business, results of operations, and financial condition.

POTENTIAL FOR ERRORS IN PRODUCTS AND SERVICES

         Our products will need to be upgraded and improved periodically. If maintenance and upgrades to our technology products disrupt our customers' operations, we may suffer lost revenues and harm to our reputation. In addition, upgrading or deploying a new version of our technology products requires the cooperation of existing customers which we may not be able to obtain. Customers may be reluctant to upgrade our products since this process can be complicated and time-consuming and poses the risk of network failures. If periodic upgrades and maintenance cause disruptions, we will lose revenue-generating transactions, customers may elect to use other solutions and we may also be the subject of negative publicity that may further adversely affect our business and reputation. Our customers and distribution channel partners must integrate our technology solutions into their existing systems or into a new system. Thus, the success of product upgrades depends upon the timely and successful deployment of our solutions by customers and their distribution channel partners for the distribution and licensing of digital goods.

         We offer complex products and services which may contain undetected errors when first introduced or when new versions are released. If we market products and services that have errors or that do not function properly, we may experience negative publicity, loss of or delay in market acceptance or claims against us by customers, any of which may have a material adverse effect on our business, results of operations, and financial condition.

DEPENDENCE ON THE INTERNET; UNCERTAIN ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE

         Use of the digital distribution channels by consumers is at an early stage of development, and market acceptance of the digital distribution channels and other digital channels as a medium for commerce is subject to a high level of uncertainty. Digital channels may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for financial transactions or delays in the development and adoption of new standards and protocols (for example, the next generation digital channel protocol) to handle increased levels of digital channel activity or due to increased government regulation. Our future success will depend on our ability to significantly increase revenue which will require the development and widespread acceptance of the Internet as a medium for commerce. We can give no assurance that digital channels will be successful retailing destinations. If the use of digital channels does not continue to grow, or if the necessary digital distribution infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations, and financial condition could be materially adversely affected.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS; BANDWIDTH

         The delivery of digital entertainment, music and other rich media online is and will continue to be, like the Internet, characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, and frequent new service and product introductions. Online delivery of music, at current compression rates, requires large amounts of Internet bandwidth to download to a customer's computer in an acceptable time span. Currently, only a limited number of consumers have such bandwidth capability. Unless there is widespread access to high speed Internet connections or deeper compression of rich media files, consumers may continue to be frustrated with long download times and the market for online digital media distribution will remain limited. Our success will depend upon the development and consumer acceptance of an Internet infrastructure that makes large amounts of bandwidth available to a wide number of users through such high-speed technologies as cable and digital subscriber lines at a price suitable for the mass consumer market. Our success will also depend on our ability to effectively use leading technologies to continue to develop our technological expertise to enhance our current services, to develop new services that meet changing customer requirements and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If a universal standard for the electronic delivery of music, such as the one contemplated by the Secured Digital Music Initiative, is generally adopted or mandated and is not compatible or otherwise competes with NETrax(TM), such adoption or mandate will likely have a material adverse effect on our business, results of operations, and financial condition. In addition, our business could be adversely affected if an industry standard for hardware used in the storage and playback of our products fails to develop in a timely manner or at all.

DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS

         We also rely on the cooperation of owners of copyrighted materials and Internet search services and on our relationships with third party vendors of software development tools and technologies. We can give no assurance that the necessary cooperation from third parties will be available on acceptable commercial terms or at all. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, results of operations and financial condition will be materially adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WORLD WIDE WEB

         Existing domestic and international laws or regulations specifically regulate communications or commerce on the World Wide Web or the Internet. Furthermore, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the United States Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the World Wide Web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the World Wide Web. The United States Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses, and could also be subject to restrictions on our ability to use and provide customer information, if any new regulations regarding the use of personal information are introduced or if these agencies choose to investigate our privacy practices. Any new laws or regulations relating to the World Wide Web, or certain application or interpretation of existing laws, could decrease the growth in the use of the World Wide Web, decrease the demand for our products and services or otherwise materially adversely affect our business.

         The Children's Online Privacy Protection Act ("COPPA"), which became effective on April 21, 2000, and its implementing rules, regulates the online collection and use of personal information provided by and concerning children under the age of thirteen years. COPPA specifically requires operators of websites that are either directed to children under the age of thirteen years or that have actual knowledge that such children are providing information to a website to provide notice of the information that it collects and how it will use such information, to provide parents with access to review and change such information and the manner in which it is used, and to obtain verifiable parental consent before collecting and using certain personal information. In addition, such website operators must provide for the secure maintenance of the collected information, and not collect more information than is reasonably necessary under the circumstances to allow children to participate in activities on their website.

         We currently share statistical information about users of our website with our business partners. We do not currently sell information about users of our website to third parties. Laws such as COPPA, if applicable, could restrict or limit our ability to share and use information about our users or require us to incur additional expenses in order to comply with the requirements of such laws. Any new laws or regulations relating to the World Wide Web, or certain application or interpretation of existing laws, could decrease the growth in the use of the World Wide Web, decrease the demand for our website or otherwise materially adversely affect our business.

DEVELOPMENT OF WEBSITE AND DIGITAL CATALOG

         Although we have completed the initial development of our website, we must continually update it to incorporate new features, services and content. The number of digitally downloadable music tracks and performances which may be acquired by purchasers is limited and we can give no assurance that we will be able to expand the selection of tracks and performances available for purchase. If we are unable to cause an increase in the number of NETrax(TM) tracks and performances available for purchase, we will be unable to generate sufficient revenue to support continued development.

DEPENDENCE ON LICENSED TECHNOLOGY AND MEDIA RIGHTS

         We rely on certain technology licensed from third parties, including Mr. Fritsch, our chief executive officer, from whom we license certain key technologies and trademarks and may need to license additional technologies in the future in order to support NETrax(TM). There can be no assurance that new third party technology licenses will be available to us on acceptable terms or at all. In addition, we license music content from record labels and artists, and we can give no assurance that any particular music content will be available to us on acceptable terms or at all. The intellectual property upon which our technology business relies includes certain technology that is licensed to us by Mr. Fritsch. Such license, however, only continues in effect so long as we pay compensation equal to 0.25% of gross revenue to Mr. Fritsch until the later of 20 years or the expiration of any of the patents which may be issued. If we fail to pay Mr. Fritsch such compensation, we will lose our license and our ability to utilize such technology. We can give no assurance that Mr. Fritsch will not terminate the license for other reasons. If Mr. Fritsch were to terminate the license, such termination will likely have a materially adverse effect on our business. See "Business - Technology". We have not obtained licenses for the public performance of all copyrighted musical works which will be the subject of our business operations. We do not believe such licenses are necessary for the conduct of our business, but will seek to obtain such licenses if necessary. The companies that administer the reporting and collection of royalties based on musical performances believe that the downloading of digital music files is a "performance," entitling them to receive payment. If such licenses are necessary and we fail to obtain them, we may become subject to claims of copyright infringement.

INTERNATIONAL MARKETS

         Our success depends on our ability to generate international sales. We can give no assurance that we will be successful in generating international sales of our products.

         Our sales to customers in certain foreign countries may be subject to a number of risks including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect our offerings and intellectual property rights to the same extent as the laws of the United States. The possibility that the scarcity of high speed Internet access, the high cost of Internet access and the pace of future improvements in access to the Internet in countries outside the United
States will limit the market for electronic distribution and licensing of digital goods and may prevent the Company from developing international revenues. Our failure to compete successfully or to expand the distribution of our offerings in international markets could have a material adverse effect on our business, results of operations, and financial condition.

SINGLE STOCKHOLDER CONTROLS APPROXIMATELY 77% OF STOCKHOLDERS' VOTES

         Mr. Bernhard Fritsch beneficially owns approximately 23,831,391 shares, or 38%, of our common stock and all of our outstanding Series 1 preferred stock which collectively carries approximately 77% of all voting rights held by all of our stockholders. Mr. Fritsch is able to control all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration in ownership will make some transactions more difficult or impossible without the support of Mr. Fritsch and may have the effect of delaying, deterring or preventing a change of control in our company.

LITIGATION

         On May 3, 2000, Andrew Sugerman, an individual who had been retained by MCY America, Inc. and Music World to obtain equity capital from a specific investor for Music World, filed a complaint against the defendants MCY America, Inc. and Music World in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. As we believe that the plaintiff's claims lack substantial merit, we intend to vigorously defend against this action and have filed a motion for summary judgment which is currently pending before the court. We cannot predict the outcome of this litigation. Any adverse determination would have a material adverse effect on our financial position or results of operations.

         In July 2000, Music World commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, we allege breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for Music World to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages caused thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims against Music World for breach of contract. We intend to vigorously pursue our claims and defenses. This matter is currently in the discovery stage. Any adverse determination would have a material adverse effect on our financial position or results of operations.

         In November 2000, Ozzy Osbourne, Osbourne Management and other performers who appeared in the Ozzfest 2000 tour commenced an action against the Company and its sub-licensees DirecTV Enterprises, Inc. ("DirecTV") and iN
Demand LLC ("iN Demand") in the United States District Court for the Central District of California in reference to pay-per-view television broadcasts of performances from the Ozzfest 2000 tour on DirectTV and iN Demand. The plaintiffs followed the filing of the action with an application to the court for a temporary restraining order which was subsequently denied. The matter arises out of a sponsorship agreement executed in April, 2000 (the "Agreement") among World Music, Osbourne Management and SFX Holdings, Inc. ("SFX"), whereby defendants allege that we obtained the right, among other things, to produce a videotape of the Ozzfest 2000 concert tour and license the program for broadcast in various media outlets including pay-per-view television. Pursuant to the
Agreement, we thereafter entered into license agreements with DirecTV and iN Demand licensing the program for specified time periods to broadcast the videotape produced by us pursuant to the Agreement, on a pay-per-view television or cable basis. In summary, the complaint filed by the plaintiffs alleges that the Agreement only provided us the right to broadcast the program as a webcast over the Internet and that the defendants proceeded with the pay-per-view television and cable broadcasts without obtaining the allegedly required consents of the plaintiffs. Furthermore, plaintiffs allege claims against us, iN Demand and DirecTV for federal copyright infringement, federal trademark infringement, federal trademark dilution, commercial appropriation of identity, state statutory and common law trademark dilution, unfair competition and constructive trust. Plaintiff Osbourne Management further has alleged a claim against us for breach of the Agreement. Among other claims and defenses, we contend that we acted within our rights under the Agreement; that the Agreement was breached by Osbourne Management; and that under the Agreement, Osbourne Management was obligated to provide us with all necessary clearances for the pay-per-view broadcasts which occurred. We further contend that, under the Agreement, as a result of the breach of the Agreement by Osbourne Management, SFX is obligated to indemnify, hold harmless and defend us for any breach of the Agreement by Osbourne Management, and that both Osbourne Management and SFX are obligated to indemnify, hold harmless and defend us for the claims asserted by the plaintiffs who are not parties to the Agreement, as well as any claims which hereafter may be asserted by any third parties. We intend to vigorously defend this action and have filed several counterclaims with our answer against the Osbourne defendants, including breach of contract and interference with contract. This matter has just entered the discovery stage. Any adverse determination would have a material adverse effect on our financial position or results of operations.

         Subsequent to year-end, Music World filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between the parties entered into in September 2000. In summary, among other claims, we claim that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments made by us to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000. Any adverse determination would have a material adverse effect on our financial position or results of operations.

         From time to time, we are parties to various other claims and legal proceedings incidental to our business. One or more adverse determinations would have a material adverse effect on our financial position and results of operations.

CONTROL OF EXPENSES AND SPENDING

         If we are unable to adjust spending in a timely manner to compensate for current economic conditions, there will be an immediate material adverse effect on our business, operating results and financial condition. To the extent such expenses precede or are not subsequently followed by increased revenue, our operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected. Accordingly, quarter-to-quarter comparisons of our revenue and operating results will not necessarily be meaningful, and such comparisons may not be accurate indicators of future performance. In addition, quarterly fluctuations in our operating results and expenditures may create volatility in the market price for our common stock.

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

ACQUISITION OF COMPANIES

         In conjunction with our growth plans, it may be necessary to acquire other companies or equity interests in such companies for strategic reasons. It is possible that any such strategic acquisition needs will not be satisfied by available companies, or that we will not be in a position to finance such an acquisition or to integrate such a company that has been acquired into our existing business activities. In addition, takeover negotiations and the integration of companies acquired may impinge on the time and capacity of our management to such an extent that it is not able to devote its full attention to business operations. We can give no assurances that we can successfully acquire such companies or equity interests.

EMPLOYEES

         As at December 31, 2000, we had approximately 55 staff members in New York, Munich and Los Angeles, separated into the following categories:

     Operations and Development                             15
     Sales and Marketing                                     8
     General and Administration                             16
     Content Acquisition                                    16
                                                            --
                                          Total             55
                                                            ==

         None of our employees are covered by a collective bargaining agreement or are represented by a labor union or works council. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2000, our New York corporate headquarters, located at 1133 Avenue of the Americas, 28th Floor, New York, New York 10036, contained approximately 14,000 square feet and is leased at a rate of $58,000 per month. We also maintained an office in New York located at 307 7th Avenue, 23rd Floor, New York, New York 10001, which contained approximately 2,500 square feet and is leased at a rate of $2,379 per month. The Company no longer occupies the 307 7th Avenue office as the lease expired by its terms in March 2001 and was not renewed by the Company. As of December 31, 2000, forty-three full-time employees worked in our New York offices, as well as several programming and creative staff working on a freelance basis.

         As of December 31, 2000, our Munich office contained approximately 7,000 square feet and is leased at a rate of $22,000 per month. As of December 31, 2000, eight employees worked in the Munich office.

         As of December 31, 2000, our Los Angeles office contained approximately 1,100 square feet and is leased at a rate of $3,000 per month. As of December 31, 2000, four employees worked in the Los Angeles office.

ITEM 3.  LEGAL PROCEEDINGS

         As previously reported, the Company was a party to an arbitration with a former trade partner, Mr. Xavier Ghali and an affiliated investment group. This matter was settled in November 2000 and closed prior to year-end. In addition, as of December 31, 2000, the Company was a party to a litigation in New York State Supreme Court filed by a former employee of Music World. The Company settled this matter subsequent to year end.

         On May 3, 2000, Andrew Sugerman, an individual who had been retained by MCY America, Inc. and Music World to obtain equity capital from a specific investor for Music World, filed a complaint against the defendants MCY America, Inc. and Music World, Inc. in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. As we believe that the plaintiff's claims lack substantial merit, we intend to vigorously defend against this action and have filed a motion for summary judgment which is currently pending before the court. We cannot predict the outcome of this litigation. Any adverse determination would have a material adverse effect on our financial position or results of operations.

         In July 2000, Music World commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, we allege breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for Music World to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages caused thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims against Music World for breach of contract. We intend to vigorously pursue our claims and defenses. This matter is currently in the discovery stage.

         In November 2000, Ozzy Osbourne, Osbourne Management and other performers who appeared in the Ozzfest 2000 tour commenced an action against the Company and its sub-licensees DirecTV Enterprises, Inc. ("DirecTV") and iN
Demand LLC ("iN Demand") in the United States District Court for the Central District of California in reference to pay-per-view television broadcasts of performances from the Ozzfest 2000 tour on DirectTV and iN Demand. The plaintiffs followed the filing of the action with an application to the court for a temporary restraining order which was subsequently denied. The matter arises out of a sponsorship agreement executed in April, 2000 (the "Agreement") among World Music, Osbourne Management and SFX Holdings, Inc. ("SFX"), whereby defendants allege that we obtained the right, among other things, to produce a videotape of the Ozzfest 2000 concert tour and license the program for broadcast in various media outlets including pay-per-view television. Pursuant to the
Agreement, we thereafter entered into license agreements with DirecTV and iN Demand licensing the program for specified time periods to broadcast the videotape produced by us pursuant to the Agreement, on a pay-per-view television or cable basis. In summary, the complaint filed by the plaintiffs alleges that the Agreement only provided us the right to broadcast the program as a webcast over the Internet and that the defendants proceeded with the pay-per-view television and cable broadcasts without obtaining the allegedly required consents of the plaintiffs. Furthermore, plaintiffs allege claims against us, iN Demand and DirecTV for federal copyright infringement, federal trademark infringement, federal trademark dilution, commercial appropriation of identity, state statutory and common law trademark dilution, unfair competition and constructive trust. Plaintiff Osbourne Management further has alleged a claim against us for breach of the Agreement. Among other claims and defenses, we contend that we acted within our rights under the Agreement; that the Agreement was breached by Osbourne Management; and that under the Agreement, Osbourne Management was obligated to provide us with all necessary clearances for the pay-per-view broadcasts which occurred. We further contend that, under the Agreement, as a result of the breach of the Agreement by Osbourne Management, SFX is obligated to indemnify, hold harmless and defend us for any breach of the Agreement by Osbourne Management, and that both Osbourne Management and SFX are obligated to indemnify, hold harmless and defend us for the claims asserted by the plaintiffs who are not parties to the Agreement, as well as any claims which hereafter may be asserted by any third parties. We intend to vigorously defend this action and have filed several counterclaims with our answer against the Osbourne defendants, including breach of contract and interference with contract. This matter has just entered the discovery stage.

         Subsequent to year-end, Music World filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between the parties entered into in September 2000. In summary, among other claims, we claim that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments made by us to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000.

         From time to time, we are parties to various other claims and legal proceedings incidental to our business. One or more adverse determinations would have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         Our common stock is presently traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "MCYC".

         Our common stock's high and low bid information for each quarter within the last two fiscal years is shown below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. Prior to August 2, 1999, our common stock traded under the trading symbol "HBII". On August 2, 1999, we acquired Music World. The quotations in the following table reflect a 2-for-1 forward stock split enacted by our predecessor, HBI, on August 2, 1999.

Period                                                       High               Low

Fiscal Year 1999:

First Quarter 1999 (January, February, March)               $ .63                $ .28

Second Quarter 1999 (April, May, June)                    $ 17.75                $ .28

Third Quarter 1999 (July, August, September)              $ 27.00              $ 11.88

Fourth Quarter 1999 (October, November, December)         $ 13.63              $  5.50

Fiscal Year 2000:

First Quarter 2000 (January, February, March)              $17.00                $8.25

Second Quarter 2000 (April, May, June)                     $13.00                $7.13

Third Quarter 2000 (July, August, September)                $7.19                $1.06

Fourth Quarter 2000 (October, November, December)           $1.59                $ .25

(b)      Holders of our common stock

         As of March 31, 2001, there were approximately 216 holders of record of our common stock as reported to us by our transfer agent, Interwest Transfer Co., Inc.

(c)      Dividends

         To date, we have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. Instead, we expect to retain all earnings to finance the growth and development of our business.

         (d)      Recent Sales of Unregistered Securities

         The following table sets forth certain information concerning all securities issued by us which have not been registered under the Securities Act for the current fiscal year. In the following table, all references to securities means our common stock, unless otherwise indicated.

 NOTE REFERENCE   SHARES ISSUED        DATE ISSUED        CONSIDERATION RECEIVED
       (1)            500,000          January 2000            $   1,545,000
       (2)            657,333        February 3, 2000          $   3,944,999
       (3)          5,006,390           March 2000             $  34,347,260
       (4)            100,000           March 2000             $     454,000
       (5)            500,000           March 2000             $   1,890,000
       (6)             11,200     March - September 2000       $      27,664
       (7)             17,500          August 2000             $           0
       (8)          1,276,313       September 7, 2000          $   1,843,000
       (8)          1,071,428       September 7, 2000          $     750,000
       (8)             50,000       September 7, 2000          $      35,000
       (9)            148,750       November 15, 2000          $     124,000

(1) In January 2000, MCY.com agreed to issue the Backstreet Boys and their nominees an eighteen month warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $9.75 per share in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

(2) In February 2000, Gruntal & Co., LLC, the holder of warrants to purchase 657,333 common shares at $6.00 per share, exercised the warrants which were paid for by the return to us of 326,036 shares of common stock at an estimated market price of $12.10 per share.

(3) In March 2000, we issued an aggregate of 5,006,390 shares of our common stock to 31 qualified individual and institutional investors at $7.50 per share in connection with a private offering of securities in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. The offering was made in an off-shore transaction to 12 foreign institutional purchasers and 19 foreign individual purchasers who certified that they (i) were not U.S. persons and were not acquiring the securities for the account or benefit of any U.S. person and (ii) were an accredited or sophisticated purchaser; and agreed to resell the securities only in accordance with Regulation S and to comply with certain other provisions of Regulation S. None of the investors were affiliated with the Company. The securities were issued in four separate tranches as follows: 2,268,000 shares on March 7, 2000; 1,700,000 shares on March 9, 2000; 1,013,350 shares on March 28, 2000;
         and 25,040 shares on March 29, 2000. The net proceeds of the offering were approximately $34,347,260. In connection with the March 2000 offering, we paid $654,119 in commissions to Gruntal & Co., LLC, the placement agent, and $1,617,896 in commissions to Bank Sal. Oppenheim Jr. & CIE. (Schweitz) AG. In addition, we paid $667,000 and $262,500, respectively, as a finder's fee, to two individuals who are not affiliated with the Company.

(4) In March 2000, MCY.com agreed to issue to Bad Boy Touring, Inc., the label of the artist, Sean "Puffy" Combs, a twelve month warrant to acquire up to 100,000 shares of MCY.com common stock at a price of $16.00 per share in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act

(5) In March 2000, MCY.com agreed to issue the band `NSYNC and their nominees a twelve month warrant to acquire up to 500,000 shares of MCY.com common stock at a price of $13.17 per share in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act

(6) In each of March, April, May, June, July, August and September 2000, MCY.com agreed to issue the public relations firm, Susan Blonde, Inc., a twelve month warrant to acquire up to 1,600 shares of MCY.com common stock at a price of $12.75, $12.63, $9.75, $8.44, $7.00, $3.50, and
         $2.13 per share,
         respectively in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act

(7) In August 2000, MCY.com issued 17,500 shares of common stock to Frankfurt Balkind, Inc. in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act in conjunction with an agreement to cancel a warrant to purchase 33,333 shares of common stock previously issued.

(8) In September 2000, MCY.com agreed to issue the Internet development consulting company, Sapient Corporation, 1,276,313 shares of MCY.com common stock valued at $1.44 per share. Sapient Corporation also purchased a five-year warrant to purchase 1,071,428 shares of common stock at $2.25 per share. Sapient Corporation paid $750,000 for such warrant. In conjunction with the warrant purchased by Sapient, we agreed to issue a warrant to purchase 50,000 shares of common stock at $2.25 to Michael Drapkin, a consultant. The above issuances were made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

(9) In November 2000, MCY.com issued 148,750 shares of common stock to settle disputes with vendors and former employees as follows: (i) 25,000 shares of common stock to Gray Jones, a former employee; (ii) 3,750 shares of common stock to Cool Music, a vendor; (iii) 120,000 shares of common stock divided equally between Reich Brothers, Inc., Strategic Solutions International, and Steven Feinberg, in conjunction with an arbitration settled in November 2000 (see Item 3).

         The transactions described in the table above were believed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions by an issuer not involving a public offering. All such shares of common stock issued were deemed "restricted securities" (as such term is defined under the Securities Act) and subject to substantial restrictions on transfer. All of the shares of common stock were issued for investment purposes only and without a view to distribution. All of the persons who acquired such shares were fully informed and advised about matters concerning our company, including our business, financial affairs and other matters.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         When used in this discussion and analysis, the words "anticipates," "estimates," "expects" and similar terms are intended to identify forward-looking statements regarding our activities that are subject to risks and uncertainties, including those set forth above under "Risk Factors," that could cause actual results to differ materially from those projected. These forward-looking statements refer only to the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in events, conditions or circumstances on which any statement is based. You should read this discussion and analysis in conjunction with the financial statements and other financial information contained in this Annual Report on Form 10-KSB.

Results of Operations

         We are a next-generation media company, focused on the acquisition, production and sale of premium music and media products across all available channels. To enable the secure and accountable delivery of digital assets over digital channels, we also develop and license proprietary digital rights management and digital asset management technologies.

       During 2000, we focused our efforts on the further development and initial commercialization of our content development and technology operations, respectively. In 2001 we anticipate continued growth in each business and are planning for commercialization activities in keeping with expected market growth and maturity.

         We are subject to the general risks associated with, in the case of our technology business, the growth of a development-stage technology company that is moving to commercialize its products, and in the case of our media business, a competitive market for the acquisition, production and licensing of music and media products.

         We have incurred significant net losses since inception and generated minimal revenues related to our planned operations during 2000. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

o        general global economic conditions;
o the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
o        the speed and nature of broadband growth;
o        consumer and business demand for music media products;
o        consumer and business demand for digital content delivery solutions;
o        the introduction of new products and services by us or our competitors;
o price competition or pricing changes in the entertainment and technology industries;
o the availability of event and other music product rights for acquisition; and
o        actions of major music and media conglomerates.

Net Revenues

         For the year ended December 31, 2000, our consolidated revenue totaled $474,000 compared to $343,000 for the period from January 8, 1999 to December 31, 1999. Included in revenue is advertising revenue in the amount of $360,000 and $330,000 during the year ended December 31, 2000 and the period from January 8, 1999 to December 31, 1999, respectively. Event revenue, an effort initiated by us during fiscal year 2000, generated most of the remaining $114,000 of revenue.

         Revenue from the licensing and distribution of content through broadcast, cable, wireless and physical distribution channels is recorded in the licensing period in which the broadcast and/or distribution takes place. This licensing period may have a lifetime of several months or, in some cases, several years. Advertising revenues are derived from the sale of advertising space on our website and are recorded during the period in which the advertising services are provided. We recognize revenue applicable to delivery of music when the digital files and/or streams are delivered with related royalties charged to the cost of sales.

          In February 2001, we formed the joint venture with Pyramid for the purpose of acquiring exclusive rights from well-known artists, and developing and selling multi-media products from these rights. In the future, we anticipate revenues derived from the sublicensing of event rights to increase.

         In January 2001, we formed NTI, a new wholly owned subsidiary of Music World focused on the marketing, sale and continued development of our technologies. Revenues expected to be generated from NTI include technology licensing fees, implementation service fees, maintenance fees, network service fees and clearinghouse fees.

Sales, Marketing and Public Relations Expenses

         Sales, marketing and public relations expenses consist primarily of:

         o Sales and marketing salaries and benefits, including stock-based compensation;
         o The cost of producing and promoting events and attending trade shows;
         o Consulting fees and related expenses for public relations activities.

         Sales, marketing and public relations costs were $10,143,000 and $9,823,000 in the years ended December 31, 2000 and 1999, respectively. Sales and marketing expenses in 2000 include a decrease in stock-based compensation of $981,500 and an increase of $1,294,200 in the costs related to promotional events, consultant fees and the hiring of in-house public relations. As part of our marketing strategy and in an effort to create brand awareness, a significant portion of our sales and marketing costs in 2000 were expended on acquiring sponsorships related to our premium content events, attending trade shows, broadening our sales relationships and increasing our marketing and promotional activities.

         We expect a reduction in sales and marketing expenditures in 2001 due to: (1) increased outsourcing of technology sales through performance-based compensation agreements; and (2) the shift of almost all content marketing expenditures to business-to-business licensing and distribution partners.

Research and Development Expenses

         Our predecessor companies began developing the NETrax(TM) suite of products in 1995. Research and development expenses consist principally of:

         o        software development;
         o        telecommunications and network services charges;
         o        www.mcy.com website development and maintenance; and
         o salaries, including stock-based compensation, and other expenses related to building our digital music distribution platform and partnerships.

         Since inception, we have spent over $21,000,000 designing and building NETrax(TM) including expenses related to software, equipment, personnel and direct research and development expenses. Our direct research and development expenses were $2,434,000 for the year ended December 31, 1999 and $6,200,000 for the year ended December 31, 2000. The increase in research and development costs is primarily due to an increase in payroll, consulting expenses, and web design costs.

         We expect our research and development costs to increase moderately during the first half of 2001 to reflect the ongoing investment in our product development efforts, particularly in software engineering. Furthermore, with the formation of our NTI subsidiary, subject to availability of sufficient capital, we expect an increase in the level of operational and developmental activities.

Content Development

         Costs incurred with respect to content development include amounts paid to secure rights to music and related media as well as the costs related to the production and delivery of finished products to our customers. Total content development costs, which include stock-based compensation and the costs of employee salaries as well as consultants dedicated to content acquisition activities totaled $19,284,000 and $1,740,000 for the year ended December 31, 2000 and 1999, respectively. The increase in content development costs is due to the increase in amortization of record company royalties, the increase in stock-based compensation of $4,670,000, the impairment of prepaid event costs and the increase in the costs of acquiring rights from master rights holders such as the Backstreet Boys, *NSYNC and the Who, for exploitation via digital downloads, webcast pay-per-view events, physical distribution, broadcast and related sublicensing of these rights. In 1999, the events we acquired were part of our marketing strategy to create brand awareness and were offered at no charge and, therefore, were included in sales and marketing expenses.

General and Administrative Expenses

         General and administrative expenses consist primarily of stock-based compensation, and executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the years ended December 31, 1999 and 2000 were $52,883,500 and $21,018,000 respectively. In 1999, $48,388,000 of our general and administrative expenses was attributable to stock-based compensation. In 2000, stock-based compensation totaled $10,964,000. This decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation which accounted for $37,424,000 of this difference, partially offset by an increase in our insurance costs, an increase in rent expense resulting from the relocation of our facilities in September 1999, an increase in professional fees incurred related to events acquisition, and an increase in payroll and related costs due to the growth of our business. For 2001, we expect general and administrative expenses to decrease due to cost cutting initiatives begun in August 2000.

Equipment and Software

         Based on the limited revenues to date earned by us related to our equipment and software, and giving further consideration to the impact of events outside of our control such as rapidly changing market circumstances on consumer acceptance of our business model and proposed product offerings, and the delayed development of technology conducive to our intended operations, including, but not limited to the development of broadband transmission networks, we have revised our projections of future cash flows as they relate to certain of our investments in equipment and software. As a result, we no longer expect reasonable estimable future net cash flows related to the use of certain of our equipment and software over the remaining estimated useful lives of these assets to be adequate to recover our investment in the selected equipment and software, and further believe the fair value of such equipment and software to be nominal. Accordingly, as of December 31, 2000, we wrote off $6,400,000, representing the then undepreciated balance of such equipment and software.

Amortization of Acquired Intangibles

         During 1999, Music World acquired certain predecessor companies. As a result, we recorded intangible assets comprised as follows:

         Technology and related contracts                                       $  4,410,000
         Record label contracts and catalogs                                    $    630,000
         Excess of cost over fair value of identifiable net assets acquired     $ 23,281,000
                                                                                ------------
                                                                                $ 28,321,000
                                                                                =============


The identifiable intangible assets were being amortized over a thirty-six month period and the excess of cost over fair value of identifiable net assets acquired was being amortized over a sixty month period until June 30, 2000 as discussed below.

         We account for impairment of long-lived assets, including our intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related assets over their remaining estimated useful lives in measuring whether the assets are recoverable. Based on the limited revenues to date earned by us our acquired intangibles, and giving further consideration to the impact of events outside of our control such as rapidly changing market circumstances related to consumer acceptance of the company's business model and proposed product offerings, and the delayed development of technology conducive to its intended operations, including, but not limited to the development of broadband transmission networks, we have revised our projections of future cash flows as they relate to the acquired intangibles. As a result, we no longer expect reasonably estimable future net cash flows related to the use of our acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover our investment in the acquired intangibles, and further believe the fair value of such intangibles to be nominal. Accordingly, as of June 30, 2000, we wrote off $21,985,000, representing the then unamortized balance of such intangibles, consisting principally of the excess of cost over the fair value of identifiable net assets acquired.

         Prior to Music World's acquisition of the above-referenced predecessor companies, Bernhard Fritsch and certain other individuals employed by the predecessor companies engaged in research and development activities which included the development, purchase, licensing and acquisition of rights to utilize technology and property rights including patent, copyright, trademark and trade secrets. These acquired rights and software assets developed by Mr. Fritsch and others to distribute media under these rights include:

o        digital distribution and encrypted delivery of all forms of media;
o        physical distribution and delivery of such media;
o online, Internet or electronic distribution, transfer or delivery of such media;
o        digital warehousing of such media;
o        physical warehousing of such media;
o        database storage of such media ;
o search of such media by any means and through any medium now known or as may become known in the future; and
o        operation of a "shopping basket" for the purchase of such media.

         Prior to the formation of NTI, costs incurred as a result of engaging in the above described activities were primarily concentrated in the rights acquisition area followed by the payment of salaries in the development of the software to exploit such rights. The result of such activities and costs incurred in obtaining the various rights described above prior to the acquisition of the predecessor companies by Music World was the development of the NETrax(TM) player, our proprietary software for playing downloadable music and proprietary encryption software contained within the NETrax(TM) player. NTI will continue to evolve and develop new features within the NETrax(TM) product suite and further develop its digital distribution technology.

Stock Based Compensation

         We recorded charges related to stock based compensation totaling $16,927,000 and $49,904,000 for the years ended December 31, 2000 and 1999 respectively. We recorded a compensation charge to operations of approximately $23,741,000 during August 1999 in connection with a sale by holders of 4,000,000 shares of HBI common stock of approximately 3,970,000 of such shares to certain of our stockholders who also served as advisors to the Company. Future amortization related to stock based compensation will be:

                   Year Ending December 31,             Amount

                   2001                                 $  5,187,000
                   2002                                 $  3,568,000
                   2003                                 $    454,000

Liquidity and Capital Resources

         Our cash balance as of December 31, 2000 was $10,300,000. During 2000, net cash of $35,521,000 was used for operating activities consisting of net losses of $86,208,000, substantially offset by:

         o non-cash expense of $16,927,000 associated with stock and stock-based compensation;
         o non-cash expense of $ 3,618,000 associated with the amortization of intangibles;
         o non-cash expense of $ 28,385,000 associated with the impairment of fixed assets and intangibles; and
         o non-cash expense of $ 814,000 associated with the depreciation of capital assets.

For the period from inception through December 31, 1999, net cash of $15,132,000 was used for operating activities consisting of net losses of $69,713,000, substantially offset by stock-based compensation of $49,904,000, amortization of intangibles of $3,168,000 and the Company's share of losses of predecessor companies of $663,000.

         In the year ended December 31, 2000, we purchased $3,683,000 in capital equipment and incurred $6,746,000 in internal-use software development costs. From inception through December 31, 1999, we purchased approximately $689,000 in capital equipment and incurred $777,000 to develop internal-use software. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

         During the year ended December 31, 2000, we raised net proceeds of approximately $34,353,000 through the sale of 5,006,390 shares of our common stock at $7.50 per share less related costs of approximately $3,200,000. For the period from inception through December 31, 1999, we raised net proceeds of $45,656,000 through the sale of common stock at prices ranging from $2.75 to $6.00 per share less related costs of $4,784,000 during the period from May through December 1999.

     We lease facilities and equipment under non-cancelable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, we are required to provide security totaling $1,156,000. Such security has been provided by deposits and collateralized letters of credit totaling $1,156,000.

         Future minimum annual lease payments as of December 31, 2000 are as follows:

                    For The Period Ending
                         December 31,
                    ---------------------
                2001                            $  1,603,000
                2002                               1,254,000
                2003                                 405,000
                2004                                 332,000
                                                 -------------

                                                 $ 3,594,000

         Since inception, we have experienced significant losses and negative cash flows from operations. We believe that our existing capital resources will be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing in a timely manner or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are included at the end of this Annual Report on Form 10-KSB beginning on page 45.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)      Directors and Executive Officers

         Our directors, executive officers and all persons nominated or chosen to become such and their ages, as of December 31, 2000, are listed on the table below. All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected or qualified or until his earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our board of directors.

---------------------------------- ------------------- ---------------------------------------------------
Name                                      Age          Position
---------------------------------- ------------------- ---------------------------------------------------
Bernhard Fritsch                           39          Chairman of the Board, Chief
                                                       Executive Officer, President and
                                                       Director
---------------------------------- ------------------- ---------------------------------------------------
P. William Staby                           48          Chief Financial Officer of the Company and Music
                                                       World
---------------------------------- ------------------- ---------------------------------------------------
Martin Eric Weisberg                       49          Director and Secretary of the Company and Music
                                                       World
---------------------------------- ------------------- ---------------------------------------------------
Hubertus von Hesse                         41          Director
---------------------------------- ------------------- ---------------------------------------------------
Norbert Jahns                              48           *
---------------------------------- ------------------- ---------------------------------------------------
Susanne Weblus                             36           **
---------------------------------- ------------------- ---------------------------------------------------
Larry Stessel                              48           ***
---------------------------------- ------------------- ---------------------------------------------------
Mitchell Lampert                           41           ****
---------------------------------- ------------------- ---------------------------------------------------
Paul Cuthbertson                           38           *****
-------------------------------------------------------------------------------------------------------------------------

-----------------------------------

* Norbert Jahns died on January 13, 2001.

** Susanne Weblus resigned on June 14, 2000.

***Larry Stessel ceased to be employed by us effective March 12, 2001.

**** Effective April 1, 2001, Mitchell Lampert became employed by Music World as its Manager of Business Affairs and ceased to act as General Counsel or an officer of Music World.

*****Paul Cuthbertson ceased to be employed by us effective March 31, 2001.

         BERNHARD FRITSCH has served as Chairman of the Board, Chief Executive Officer, President and a Director since the completion of the merger on August 2, 1999. Mr. Fritsch is also Chairman of the Board, Chief Executive Officer, President and a director of MCY Music World, Inc. Mr. Fritsch is also a member of our Audit Committee and Compensation Committee. Mr. Fritsch has also served as President and Chief Executive Officer of Datatek Services Limited since its formation in 1997. In 1991, Mr. Fritsch founded Fritsch & Friends Mediagroup GmbH, a company which functioned as a high-end audio post-production house and also maintained a significant presence in multimedia content production, sales and distribution. From 1989 to 1991, Mr. Fritsch served on the management team of Harman International where he worked to develop and execute their digital equipment marketing strategy. Prior to 1989, Mr. Fritsch worked on radio and television audio productions in West Berlin. Mr. Fritsch received a Tonmeister Degree from the Technical University of Berlin. For the past six years, Mr.
Fritsch has been a guest lecturer at New York University's graduate-level studies in Music Technologies.

         P. WILLIAM STABY joined MCY.com as Chief Financial Officer in November 2000. Mr. Staby has more than 15 years of experience in structuring, negotiating and funding sophisticated financial transactions. Most recently, Mr. Staby was employed by Prudential Securities, where he helped to build a leading investment banking presence in the consumer products sector and represented a variety of corporate buyers and sellers in merger and acquisition transactions. While at Prudential, Mr. Staby also served on the advisory board, and later as interim CEO, of Joe's Production & Grille, Inc., a Colorado-based independent music web site and compact disc production company. Before joining Prudential, Mr. Staby headed North American mergers and acquisitions at Rabobank International. Previously, Mr. Staby held senior finance positions with Xerox, First Boston and Citibank. He holds a B.A. in Business Administration from The City University of New York and an M.B.A. in Finance from New York University's Stern School of Business.

         MARTIN ERIC WEISBERG has served as Secretary of the Company and Music World since June 13, 2000. Mr. Weisberg is a shareholder of the law firm, Jenkens & Gilchrist Parker Chapin LLP, which serves as special outside counsel to our company. Mr. Weisberg specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 24 years. Mr. Weisberg is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. Mr. Weisberg also attended the London School of Economics and Political Science.

         HUBERTUS VON HESSE has served as a Director since the completion of the merger of August 2, 1999. Mr. von Hesse also serves as a director of MCY Music World, Inc. Mr. von Hesse, a founding partner of the law firm of Merleker & v. Hesse, advises on commercial, corporate and real estate law matters. He has advised us on legal matters since our incorporation. After a two year training program at Hypovereinsbank AG/Munich, he studied law at Munich Ludwig-Maximilians-University and University of Lausanne. He received his law degree from Munich LMU. Mr. von Hesse passed the First state exam in 1986 and the Second (final) in 1989. He was admitted to the Bar in Berlin in 1990.

 (b)     Compliance with Section 16(a) of the Exchange Act

          To the best of our knowledge, all officers and directors complied with
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows information concerning the annual and long-term compensation of our chief executive officer and each of the following executives (collectively, the "Named Executive Officers") at the end of each of the last two fiscal years (1999, 2000) for services in all capacities to our company and our subsidiaries.

                           Summary Compensation Table
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Name and Prinicpal Positions       Fiscal                                                          Long-Term
of the Named Executive             Year           Annual                          Other Annual     Compensation
Officers                           2000           Salary           Bonus          Compensation     Options
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Bernhard Fritsch,                  1999          $ 300,000       $100,000           $1,500(1)          400,000(3)
Chief Executive Officer,                                                            $6,000(2)          450,000(4)
Chairman of the Board,                                                                    (16)         450,000(5)
President and Director             ---------- --------------- ----------------- ------------------ -------------------
                                   2000          $ 330,000       $100,000           $1,500(1)
                                                                                    $6,000(2)          200,000(6)
                                                                                          (17)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Mitchell Lampert,                  1999          $ 250,000       $ 95,000          $ 1,000(1)          400,000(3)
General Counsel                                                                                        450,000(4)
                                                                                                     1,000,000(5)
                                   ---------- --------------- ----------------- ------------------ -------------------
                                   2000          $ 275,000       $ 95,000          $ 1,000(1)
                                                                                  $185,000(15)         200,000(6)
                                                                                          (18)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Larry Stessel, *                   1999                N/A            N/A              N/A                 N/A
President, Music Division          ---------- --------------- ----------------- ------------------ -------------------
                                   2000          $ 300,000             -0-              -0-          1,000,000(7)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Hubertus von Hesse,                1999          $ 218,172             -0-              -0-            200,000(8)
Managing Director,                                                                                     450,000(9)
MCY Europe                         ---------- --------------- ----------------- ------------------ -------------------
                                   2000         $  208,076             -0-              -0-                 -0-
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
P. William Staby,                  1999                N/A            N/A              N/A                 N/A
                                   ---------- --------------- ----------------- ------------------ -------------------
Chief Financial Officer            2000          $ 205,000             -0-              -0-            500,000(10)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Ray Short,                         1999          $ 175,000       $ 35,000            $ 600(1)          200,000(11)
Senior Vice President, Strategic   ---------- --------------- ----------------- ------------------ -------------------
Planning and Business Development  2000          $ 192,500       $185,000          $ 1,000(1)          300,000(12)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
Justin Summer,                     1999          $ 114,000             -0-              -0-             50,000(13)
Vice President, Business and       ---------- --------------- ----------------- ------------------ -------------------
Legal Affairs                      2000          $ 130,967       $ 45,000               -0-             50,000(14)
---------------------------------- ---------- --------------- ----------------- ------------------ -------------------
----------------------------------

(1) We provide the employee with a monthly automobile allowance of up to such amount.
(2) Through December 15, 2000, we reimbursed Mr. Fritsch for business-related housing expenses of up to $6,000 per month.

(3) The option was granted on August 2, 1999. 50,000 options vested on August 2, 1999. The balance of 350,000 options vest over three years at an exercise price of $1.50 per share.

(4) The option was granted on September 20, 1999. 225,000 options vested on September 20, 1999 and 225,000 options vested on March 20, 2000 at an exercise price of $3.20 per share.

(5) The option was granted on September 27, 1999. For Mr. Fritsch, 225,000 options vested on September 27, 1999; 225,000 options vested on March 27, 2000 at an exercise price of $3.20 per share. For Mr. Lampert, 500,000 options vested on September 27, 1999; 500,000 options vested on March 27, 2000 at an exercise price of $3.20 per share.

(6)      The option was granted and vested on May 1, 2000.

(7) The option was granted on August 22, 2000. The options vest over a 36-month period at an exercise price of $6.00 per share.

(8) The option was granted on August 2, 1999. The options vest over a 36-month period at an exercise price of $1.50 per share.

(9) The option was granted on September 20, 1999. 225,000 options vested on September 20, 1999 225,000 options vested on March 20, 2000 at an exercise price of $3.20 per share.

(10) The option was granted on November 16, 2000. The options vest over a 36-month period at an exercise price of $6.00 per share.

(11) The option was granted on August 11, 1999. The options vest over a 36-month period at an exercise price of $ 9.50 per share.

(12) The option was granted on May 1, 2000. The options vest over a 36-month period at an exercise price of $5.00 per share.

(13) This option was granted on December 17, 1999. The options vest over a 36-month period at an exercise price of $11.00 per share.

(14) This option was granted on May 1, 2000. The options vest over a 36-month period at an exercise price of $10.00 per share. (15) In May 2000, we amended our employment agreement dated July 11, 1999 with Mitchell Lampert by an amendment which provided a single lump sum payment of $185,000 to Mr. Lampert as consideration for his agreement not to engage in the practice of law outside of Music World legal matters.

(16) We have agreed to pay Mr. Fritsch a sum equal to 0.25% of our gross revenues in accordance with our employment agreement with Mr. Fritsch dated July 11, 1999, as amended.

(17) Effective April 1, 2001, Mr. Fritsch agreed to reduce his annual salary to $285,000 per year. As consideration therefore, we have agreed to deliver to Mr. Fritsch 10% of the net shares retained by MCY of the Applied Digital Solutions, Inc. (ADSX) shares which we received in connection with a licensing transaction.

(18) Effective April 1, 2001, Mr. Lampert's employment agreement with Music World was terminated upon mutual consent, without payment of severance. Mr. Lampert has executed a new one year employment agreement with Music World pursuant to which he shall serve as Manager of Business Affairs, provide services eight days per month and receive $174,000 per annum plus 10% of the net shares retained by us of the Applied Digital Solutions, Inc. (ADSX) shares which we received in connection with a licensing transaction.

* Larry Stessel ceased to be employed by us effective March 12, 2001.

Option/SAR Grants in Last Completed Fiscal Year (2000)

--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
                                                                                    Market Price
                                                                                    of Shares
                                                                                    Underlying
                                                                                    Option on
                                                                                    Date of Grant
                                                  Persent of                        if the
                            Number of             Total                             Exercise
                            Securities            Options/SARs                      Price is less
                            Underlying            Granted to                        than the
                            Options/SARs          Employees in     Exercise or      Market Price
                            Granted in Fiscal     Fiscal Year      Base Price       on the Date
Name of Executive Officer   2000                  2000             ($/sh)           of Grant        Expiration Date
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Bernhard Fritsch            200,000 shares             8.3%            $ 5.00/sh       $   9.75     Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Mitchell Lampert            200,000 shares             8.3%            $ 5.00/sh       $   9.75     Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Larry Stessel*              1,000,000 shares          41.7%           $  6.00/sh         N/A        Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
P. William Staby            500,000 shares            20.8%           $  6.00/sh         N/A        Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Ray Short                   300,000 shares            12.5%           $  5.00/sh       $   9.75     Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Hubertus von Hesse          0 shares                   0.0%            N/A               N/A        N/A
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------
Justin Summer               50,000 shares              2.1%            $10.00/sh         N/A        Five years
                                                                                                    from the date
                                                                                                    of grant
--------------------------- --------------------- ---------------- ---------------- --------------- ------------------


*        Larry Stessel ceased to be employed by us effective March 12, 2001.

Aggregated Option/SAR Exercises in Last Completed Fiscal Year (2000) and Fiscal Year-End 2000 Option/SARs Values

         The following table shows certain information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended December 31, 2000 and the number and value at December 31, 2000 of shares of our common stock subject to unexercised options held by each Named Executive Officer.

------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
                                                  Number of
                                                  Shares                             Value of          Value of
                                                  Underlying      Number of Shares   Unexercised       Unexercised
                                                  Unexercised     Underlying         In-the-Money      In-the-Money
                          Shares                  Options at      Unexercised        Options at        Options at
                          Acquired                Fiscal          Options at         Fiscal Year-End   Fiscal Year-End
Name of "Named"           on          Value       Year-End        Fiscal Year-End    Year-End          Year-End
Executive Officer"        Exercise    Realized    (Exercisable)   (Unexercisable)    (Exercisable)     (Unexercisable)
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Bernhard Fritsch          133,750     $528,672      1,191,250          175,000                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Mitchell Lampert          133,750     $528,672      1,741,250          175,000                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Larry Stessel*            None        None            111,111          888,889                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
P. William Staby          None        None             13,889          486,111                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Ray Short                 None        None            128,000          372,000                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Hubertus von Hesse        None        None            550,000          100,000                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------
Justin Summer             None        None             27,000           73,000                 -0-                -0-
------------------------- ----------- ----------- --------------- ------------------ ----------------- -----------------

*        Larry Stessel ceased to be employed by us effective March 12, 2001.

Long-Term Incentive Plan ("LTIP") Awards

         During fiscal year 2000, we did not give any LTIP awards to any of our Named Executive Officers.

Compensation of Directors

         Members of the board of directors are not compensated in such capacity. However, members of the board are reimbursed for reasonable travel expenses incurred in attending board of directors meetings.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         Bernhard Fritsch entered into a five-year employment agreement with us on July 11, 1999, as amended, pursuant to which he receives: (i) a base salary of $300,000 which increases 10% per annum; (ii) a guaranteed bonus of $100,000;
(iii) a sum equal to 0.25 % of annual gross revenue generated by us; (iv) an automobile allowance of $1,500 per month; (v) reimbursement for business-related housing of up to $6,000 per month; (vi) upon a change of control, a payment equal to the product of 2.99 and his base salary; and (vii) such other compensation as our board of directors may grant. This agreement was amended effective April 1, 2001 (see Item 10).

         Mitchell Lampert entered into a three-year employment agreement with us on July 11, 1999 pursuant to which he receives: (i) a base salary of $250,000 which increases 10% per annum; (ii) a guaranteed bonus of $65,000; (iii) an automobile allowance of $1,000 per month; (iv) upon a change of control, a payment equal to the product of 1.00 and his base salary; and (v) such other compensation as our board of directors may grant. The employment agreement was subsequently amended in May 2000 to provide a single lump sum payment to Mr. Lampert of $185,000 as consideration for his agreement not to engage in the practice of law outside of Company legal matters. This agreement was amended effective April 1, 2001 (see Item 10).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of our securities, as of December 31, 2000, owned by: (i) holders of our securities known to us to beneficially own more than five (5%) percent of our securities; (ii) each of our directors; (iii) each executive officer named in the Summary  Compensation  Table under the caption  "Executive  Compensation" in
Item 10 of this Annual Report on Form 10-KSB; and (iv) all of our directors and executive officers as a group.

         At December 31, 2000, there are (i) 60,996,864 shares of our common stock issued and outstanding (including 1,326,313 common shares payable); and
(ii) 1,000,000 shares of our Series 1 preferred stock issued and outstanding.

Name and Address                               Shares of            Percent of      Share of Series 1     Percent of
                                             Common Stock           Class (2)        Preferred Stock      Class (2)
Bernhard Fritsch                                 23,831,391 (3)          38%              1,000,000           100%
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Gontard & Metallbank                              4,000,000 (4)           7%
Guiollettstrasse 54
60325 Frankfurt, Germany

Tintagle Trading Co., Ltd.                        3,388,700 (5)           6%
c/o Chapman Davis & Co.
No. 2 Chapel Court
London SE1 England

Hubertus von Hesse                                  700,000 (6)           1%
c/o MCY Europe GmbH
Maximilian Strasse 35b
80538 Munich Germany

Martin Eric Weisberg                                  _____ (7)           *
Powder Hill Road
Waccabuc, New York 10597

Norbert Jahns                                       225,000 (8)           *
Bilingerweg 2
14089 Berlin, Germany

Mitchell Lampert**                                1,886,163 (9)           3%
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Ray Short                                           170,000 (10)          *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

P. William Staby                                     55,556 (11)          *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Larry Stessel***                                    166,667 (12)          *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

Paul Cuthbertson                                      _____               *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036


Justin Summer                                         _____               *
c/o MCY.com, Inc.
1133 Avenue of the Americas
New York, New York 10036

All directors and named
executive officers as a group (10
persons)                                         27,034,777              42%

** Effective April 1, 2001, Mitchell Lampert became employed by Music World as its Manager of Business Affairs and ceased to act as General Counsel or an officer of Music World.

*** Larry Stessel ceased to be employed by us effective March 12, 2001.

-----------------------

(1) We believe that the beneficial owners of our common stock listed above have sole investment and voting power with respect to such shares. Shares subject to options are considered beneficially owned to the extent currently exercisable or exercisable within 60 days after December 31, 2000.

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

(3) Includes: (i) 203,750 shares underlying options exercisable at $1.50 per share; and (ii) 787,500 shares underlying options exercisable at $3.20 per share; (iii) 200,000 shares underlying options exercisable at $5.00 per share, held by Mr. Fritsch.

(4)      Gontard & Metallbank is a Frankfurt-based investment bank.

(5) Tintagle Trading Co., Ltd. is an entity which we believe is controlled by Michael Wilson-Smith.

(6) Includes: (i) 100,000 shares underlying options exercisable at $1.50 per share; and (ii) 450,000 shares underlying options exercisable for $3.20 per share, held by Mr. von Hesse.

(7) Effective June 13, 2000, Martin Eric Weisberg was appointed as secretary of the Company and Music World by the Board of Directors.

(8) Includes 50,000 shares underlying options which are exercisable at $1.50 per share held by Mr. Jahns. Mr. Jahns died on January 13, 2001.

(9) Includes: (i) 203,750 shares underlying options exercisable at $1.50 per share; (ii) 1,337,500 shares underlying options exercisable at $3.20 per share; (iii) 200,000 shares underlying options exercisable at $5.00 per share, held by Mr. Lampert; and (iv) 60,000 shares owned by Mr. Lampert's wife.

(10) Includes: (i) 68,000 shares underlying options exercisable at $ 9.50 per share; and (ii) 102,000 shares underlying options exercisable at $5.00 per share, held by Mr. Short.

(11) Includes 55,556 shares underlying options exercisable at $6.00 per share held by Mr. Staby.

(12) Includes 166,667 shares underlying options exercisable at $6.00 per share held by Mr. Stessel.

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

         On July 2, 1999, we acquired the assets of Datatek including the stock of MCY America, Inc. and Fritsch & Friends or the "Predecessor Companies" in exchange for an aggregate consideration of $ 26,550,000 structured as: (i) $ 1,050,000 in cash; (ii) 4,500,000 shares of our common stock valued at $ 22,500,000 (fair value $5.00 per share); and (iii) 5-year warrants to purchase 2,000,000 shares of our common stock at an exercise price of $ 5.00 per share valued at $ 3,000,000. In addition, we agreed to pay Datatek, on a quarterly basis, 1% of gross revenues either: (i) for a period of 20 years; or (ii) until such time as the payments had totaled $ 9,000,000. As of July 2, 1999, the predecessor companies owed us approximately $ 1,243,000, representing the balance of loans made by us prior to the acquisition. Mr. Fritsch was Datatek's chief executive officer, director and a 47.5% beneficial owner of Datatek which 47.5% interest was transferred to other Datatek stockholders for no consideration. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets required for our business operations. Mr. Fritsch and Mrs. Sibylle Fritsch, Bernhard Fritsch's mother returned an aggregate of 2,000,000 shares of our common stock to us for cancellation.

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

         On August 2, 1999, we completed a merger with Music World, whereby an acquisition subsidiary merged with and into Music World, with Music World becoming a subsidiary of our company. As a result, outstanding shares of common stock and preferred stock of Music World were converted, respectively, on a 1-for-1 basis into our common stock and preferred stock having identical rights. In addition, all holders of options and warrants of Music World were given options and warrants having identical features under a newly adopted stock option plan and their existing options and warrants were cancelled.

         On August 2, 1999, HBI, our predecessor, enacted a 2-for-1 forward stock split, increasing the number of issued and outstanding shares of its common stock to 4,611,000. In connection with the merger, HBI amended its certificate of incorporation and did the following: (i) increased its authorized capital from 50,000,000 shares of common stock to 100,000,000 shares of common stock; (ii) designated 1,000,000 shares of preferred stock "Series 1 Preferred Stock"; and (iii) changed its corporate name to MCY.com, Inc. In addition, HBI issued: (A) 42,924,988 shares of our common stock to the holders of the common stock of Music World, (B) 2,000,000 warrants to the holders of Music World warrants, (C) options to holders of Music World options to acquire shares under the HBI 1999 Incentive Option Plan, and (D) 1,000,000 shares of Series 1 preferred stock to Mr. Fritsch. All of our former officers and directors resigned and the current officers and directors were subsequently elected.

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

         In August 1999, we issued 5,000 shares (fair value of $6.00 per share) of our common stock to David Rowland, one of our stockholders, in consideration for the making a loan to us in the amount of $100,000 and for the accrued interest on the loan.

         In December 1999, we entered into an agreement with DL Hawk Communications, Inc. (the "Consultant Company"), a company owned by Richard Lubic, a former director of Music World, pursuant to which we paid such company the sum of $100,000 as compensation for terminating a consulting agreement with the Consulting Company. In connection with such agreement, Mr. Lubic resigned as a director of Music World and we entered into a revised consulting agreement with the Consultant Company. The revised agreement, which was terminated in June 2000, was for one year and reduced payments to the Consulting Company from $175,000 per annum under the old, terminated agreement to $50,000 per annum.

         As of December 31, 1999, we had made non-interest-bearing advances which contained no repayment terms of approximately $107,000 to Mr. Fritsch.

         In May 2000, we initiated a stock buyback plan offering certain shareholders the ability to sell back a specified number of shares to the Company. Mitchell Lampert, General Counsel, sold back 75,000 shares at $7.00 per share. Lisa Short, the former Secretary and Vice President of Marketing of the Company and Music World and a sibling of Ray Short who is a Senior Vice President, sold back 75,000 shares at $7.00 per share. Hubertus von Hesse, a director, sold back 50,000 shares at $7.00 per share. Norbert Jahns, a director, through an entity named M&N Buero Consult GmbH, sold back 25,000 shares at $7.00 per share. Andreas Noack, a consultant and a sibling of Thomas Noack, a former Senior Vice President of Music World, sold back 25,000 shares at $5.00 per share. In order to participate in the stock buyback, Andreas Noack exercised options at $1.50 per share.

         In May 2000, Music World amended the employment agreement dated July 11, 1999 with Mitchell Lampert by an amendment which provided a single lump sum payment of $185,000 to Mr. Lampert as consideration for his agreement not to engage in the practice of law outside of Music World legal matters. Effective April 1, 2001, Mr. Lampert entered into a new one-year employment agreement with Music World pursuant to which he ceased to be an officer or General Counsel and became the Manager of Business Affairs of Music World. See Item 10.

         Effective April 1, 2001, Mr. Fritsch's employment agreement was amended to the extent that his salary was reduced to $285,000 per annum. See Item 10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits and Index

         Exhibit Number  Description of Exhibits
         --------------  -----------------------

         2.1             Agreement and Plan of Reorganization dated as of August 2, 1999 among Health Builders
                         International, Inc., HBI Sub, Inc. and MCY Music World, Inc. (1)

         3.1             Amended and Restated Certificate of Incorporation. (1)

         3.2             By-laws, as amended. (2)

         4.1             Warrant to Purchase Common Stock of MCY.com, Inc. issued to U S West Internet Ventures, Inc.,
                         December 31, 1999. (3)

         4.2             Form of Warrant to Purchase Common Stock of MCY.com, Inc. issued to the Back Street Boys, as amended (Cashless Exercise Form).(4)

         4.3             Form of Warrant to Purchase Common Stock of MCY.com, Inc. issued to the Back Street Boys, as amended (Non-Cashless Exercise Form) (4)

         4.4             Warrant to Purchase Common Stock of MCY.com, Inc. issued to Bad Boy Touring, March 14, 2000.
                         (4)

         4.5             Warrant to Purchase Common Stock of MCY.com, Inc. issued to Susan Blond, Inc., on April 1,
                         2000. (4)

         4.6             Warrant to Purchase Common Stock of MCY.com, Inc. issued to Sapient Corporation on September
                         12, 2000. (6)

         10.1            License Agreement dated July 29, 1999 by and between Bernhard Fritsch and MCY Music World,
                         Inc. (3)

         10.2            U S West Communications Services, Inc. and MCY Music World, Inc. Collaborative Development
                         Agreement effective as of December 31, 1999 (3)

         10.3            Confidentiality and Non-Circumvention Agreement effective as of November 28, 1999. (3)

         10.4            Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and
                         Bernhard Fritsch. (3)

         10.5            Amendment to Employment Agreement made as of July 28, 1999 by and between MCY Music World,
                         Inc. and Bernhard Fritsch. (3)

         10.6            Employment Agreement made as of July 11, 1999 by and between MCY Music World, Inc. and
                         Mitchell Lampert. (3)

         10.7            Employment Agreement between MCY Music World, Inc. and Scott Citron dated as of July 21,
                         1999. (3)*

         10.8            Employment Agreement between MCY Music World, Inc. and Ray Short dated as of August 8, 1999.
                         (3)

         10.9            Employment Agreement dated September 1, 1999 by and between MCY Music World, Inc. and Thomas
                         Noack. (3)

         10.10           Amendment dated May 2, 2000 to Employment Agreement made as of July 11, 1999 by and between
                         MCY Music World, Inc. and Mitchell Lampert.(4)

         10.11           MCY Agreement dated as of October 19, 2000 (6)

         10.12           ADS Agreement dated as of October 19, 2000 (6)

         10.13           Escrow and Payment Agreement dated as of October 19, 2000 (6)


         10.14           MCY Registration Rights Agreement dated as of October 19, 2000 (6)

         10.15           ADS Registration Rights Agreement dated as of October 19, 2000 (6)

         10.16           MCY Technology License Agreement dated as of October 19, 2000 (6)

         10.17           ADS Technology License Agreement dated as of October 19, 2000 (6)

         10.18           Employment Agreement between MCY Music World, Inc. and P. William Staby dated as of November
                         16, 2000. (6)

         10.19           Employment Agreement between MCY Music World, Inc. and Nick Kromenacker dated as of December
                         7, 2000. (6)

         10.20           Employment Agreement between MCY Music World, Inc. and Larry Stessel dated as of August 22,
                         2000. (6)**

         10.21           Amendment to Employment Agreement made as of April 1, 2001 by and between MCY Music World,
                         Inc. and Bernhard Fritsch. (6)

         10.22           Employment Agreement made as of April 1, 2001 by and between MCY Music World, Inc. and
                         Mitchell Lampert. (6)

         10.23           Amendment to Employment Agreement made as of February 15, 2001 by and between MCY Music
                         World, Inc. and Larry Stessel. (6)

         21.1            Subsidiaries of Registrant. (3)

         23.1            Consent of Richard A. Eisner & Company, LLP (6)

         99.1            MCY.com, Inc. Amended and Restated 1999 Stock Incentive Plan (5)

-----------------
(1) Incorporated by reference from our current report on Form 8-K dated August 2, 1999 (date of earliest event reported), as filed with the Securities and Exchange Commission on August 17, 1999; SEC File #:
         333-9809.

(2)      Incorporated  by  reference  from  Exhibit  3.3  to  our   registration
         statement on Form SB-2 as filed with the Securities Exchange Commission on August 9, 1996; SEC File #: 333-9809.

(3) Incorporated by reference from our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2000; SEC File#: 000-29099.

(4) Incorporated by reference from Amendment No.1 to our registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 15, 2000; SEC File #: 000-29099.

(5) Incorporated by reference from our current report on Form 8-K dated October 13, 1999 (date of earliest event reported), as filed with the Securities and Exchange Commission on October 15, 1999; SEC File #:
         333-09809.

(6)      Filed herewith.

* Scott Citron ceased to be employed by us effective March 16, 2000.

 **Larry Stessel ceased to be employed by us effective March 12, 2001.

(b)      Reports on Form 8-K.

 None in fiscal year 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MCY.com, Inc.

                                                      By: /s/ Bernhard Fritsch
                                                         ---------------------
                                                      Name: Bernhard Fritsch
                                                      Title:   President

                                                      Date:  April 16, 2001

         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Title

/s/         Bernhard Fritsch             Chairman of the Board of Directors, Chief Executive Officer,
Name:   Bernhard Fritsch                 President and Director

Date:  April 16, 2001



/s/        P. William Staby              Chief Financial Officer
Name: P. William Staby

Date:  April 16, 2001



/s/        Martin Eric Weisberg          Director, Secretary
Name: Martin Eric Weisberg

Date:  April 16, 2001



/s/        Hubertus von Hesse            Director
Name: Hubertus von Hesse

Date:  April 16, 2001

                         MCY.COM, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
MCY.com, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of MCY.com, Inc. and subsidiaries (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, the period from January 8, 1999 (date of inception) through December 31, 1999 and for the period from January 8, 1999 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of MCY.com, Inc. and subsidiaries, as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, the period from January 8, 1999 (date of inception) through December 31, 1999 and for the period from January 8, 1999 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Richard A. Eisner & Company, LLP
New York, New York
April 3, 2001

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                                               $      10,300,000
   Sundry receivables                                                                                343,000
   Advances to officer                                                                               101,000
   Other current assets                                                                               63,000
                                                                                           -----------------

      Total current assets                                                                        10,807,000

Equipment and software, net                                                                        9,034,000

Other assets, including security deposits of $ 3,789,000, record company advances
       of $500,000 and prepaid event costs of $670,000                                             4,989,000
                                                                                           -----------------

                                                                                           $      24,830,000
                                                                                           =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities                               $       4,538,000
   Current portion of capital lease obligation                                                       713,000
   Deferred revenue                                                                                  471,000
                                                                                           -----------------

      Total current liabilities                                                                    5,722,000

   Capital lease obligation, net of current portion                                                1,681,000
                                                                                           -----------------

                                                                                                   7,403,000
 Commitments and contingencies (Note G)                                                    -----------------


STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000  shares of Series 1 Preferred  Stock issued and  outstanding  1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   59,670,551 shares issued and outstanding                                                           59,000
Common stock payable (1,326,313 shares)                                                            2,360,000
Additional paid-in capital                                                                       182,961,000
Deficit accumulated during the development stage                                                (158,491,000)
Cumulative foreign currency translation adjustment                                                  (190,000)
                                                                                           ------------------

                                                                                                  26,700,000

Unamortized deferred compensation                                                                 (9,209,000)
Stock subscriptions receivable                                                                       (64,000)
                                                                                           -----------------

                                                                                                  17,427,000
                                                                                           -----------------

                                                                                           $      24,830,000
                                                                                           =================

See notes to financial statements                                             2

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              FOR THE              FOR THE
                                                                                            PERIOD FROM          PERIOD FROM
                                                                                             JANUARY 8,          JANUARY 8,
                                                                                                1999                1999
                                                                           FOR THE          (INCEPTION)          (INCEPTION)
                                                                         YEAR ENDED           THROUGH              THROUGH
                                                                        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                                            2000                1999                2000
                                                                     -----------------   ----------------   ------------------
REVENUE:
   Revenues                                                          $         474,000   $        343,000   $          817,000
                                                                     -----------------   ----------------   ------------------
EXPENSES:
   Sales, marketing and public relations                                    10,143,000          9,823,000           19,966,000
   Product development                                                       6,200,000          2,434,000            8,634,000
   Content development                                                      19,284,000          1,740,000           21,024,000
   General and administrative                                               21,022,000         52,884,000           73,906,000
   Amortization of acquired intangibles                                      3,168,000          3,168,000            6,336,000
   Write-off of impaired intangibles, equipment and software                28,385,000                              28,385,000
                                                                     -----------------   ----------------   ------------------
                                                                            88,202,000         70,049,000          158,251,000
                                                                     -----------------   ----------------   ------------------
Operating loss                                                             (87,728,000)       (69,706,000)        (157,434,000)
Share of loss of predecessor companies                                                           (663,000)            (663,000)
Interest income, net of interest expense                                     1,520,000            656,000            2,176,000
                                                                     -----------------   ----------------   ------------------

NET LOSS                                                             $     (86,208,000)  $    (69,713,000)  $     (155,921,000)
                                                                     =================   ================   ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              $(1.46)            $(1.66)
                                                                           ======             ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               59,028,000          41,929,000
                                                                         ==========          ==========

See notes to financial statements                                             3

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                         PREFERRED STOCK           COMMON STOCK         COMMON      ADDITIONAL
                                                         ---------------           ------------          STOCK        PAID-IN
                                                        SHARES      AMOUNT      SHARES      AMOUNT      PAYABLE       CAPITAL
                                                        ------      ------      ------      ------      -------       -------
Issuance of common stock at par ($.001 per share)to
   founders as of January 8, 1999, net of shares
   returned (Note B)                                                           25,282,652 $  25,000
Issuance of common stock to employees and
   consultants at $0.074 per share, as of January 8,
   1999                                                                        1,857,480      2,000                $     135,000
Issuance of common stock to employees, consultants
   and creditors at $0.28 per share - April 1999                               8,721,220      9,000                    2,433,000
Sale of common stock at $2.75 per share - May 1999
   less related costs of $10,000                                                 363,636                                 990,000
Sale of common stock at $3.75 per share - May 1999
   less related costs of $310,000                                               2,400,000     2,000                    8,688,000
Sale of common stock at $5.00 per share - May 1999
   less related costs of $10,000                                                 200,000                                 990,000
Issuance of preferred stock at par ($.001 per share)
   to a founder - June 1999                             1,000,000   $  1,000
Issuance of common stock in connection with
   acquisition at $5.00 per share - July 1999                                  4,500,000      5,000                   22,495,000
Issuance of warrants to purchase 2,000,000 shares of
   common stock issued in connection with acquisition -
   July 1999                                                                                                           3,000,000
Issuance of warrants to purchase 50,000 shares of
   common stock issued in connection with acquisition -
   July 1999                                                                                                              90,000
Issuance of warrants to purchase 33,333 shares of
   common stock for services to the Company - July
   1999                                                                                                                   50,000
Stockholders' deficiency of acquired entities applicable
   to 47.5% interest owned by the Company's
   controlling stockholder                                                                                             2,164,000
Cancellation of common stock issued to a consultant -
   July 1999                                                                    (400,000)                               (112,000)
Stock issued for outstanding HBI shares - August 2,
   1999 in connection with reverse merger                                      4,611,000      5,000                       (5,000)
Compensation resulting from sale by HBI shareholders
   of 3,970,000 shares at $0.02 per share - August 1999                                                               23,741,000
Sale of common stock at $6.00 per share - August
    and October 1999, less related costs of $4,454,000                         6,573,333      6,000                   34,980,000
Issuance of common stock in payment of debt and
   accrued interest at $6.00 per share - August 1999                             121,667                                 730,000
Issuance of warrants for minimal consideration to
   purchase 476,190 shares of common stock in
   connection with collaborative agreement -
    December 1999                                                                                                      2,247,000
Common stock issuable (110,000 shares) to a
   consultant in connection with collaborative
   agreement - December 1999                                                                          $ 1,155,000
Options issued to employees & consultants - various
   dates                                                                                                              41,447,000
Amortization of deferred compensation
Comprehensive loss:
   Loss on foreign currency translation
   Net loss for period

Total comprehensive loss
                                                      -----------  ---------  ----------  ---------   -----------  -------------
Balances at December 31, 1999                           1,000,000   $  1,000   54,230,988 $  54,000   $ 1,155,000  $ 144,063,000
                                                      -----------   --------  ----------- ---------   -----------  -------------
                                                                    DEFICIT      UMULATIVE
                                                                   ACCUMULATED     FOREIGN
                                                                   DURING THE     CURRENCY    UNAMORTIZED     STOCK
                                                        TREASURY   DEVELOPMENT   TRANSLATION   DEFERRED   SUBSCRIPTIONS
                                                         STOCK        STAGE      ADJUSTMENT  COMPENSATION   RECEIVABLE     TOTAL
                                                         -----        -----      ----------  ------------   ----------     -----
Issuance of common stock at par ($.001 per share)to
   founders as of January 8, 1999, net of shares
   returned (Note B)                                                                                        $ (25,000) $          0
Issuance of common stock to employees and
   consultants at $0.074 per share, as of January 8,
   1999                                                                                                                     137,000
Issuance of common stock to employees, consultants
   and creditors at $0.28 per share - April 1999                                                                          2,442,000
Sale of common stock at $2.75 per share - May 1999
   less related costs of $10,000                                                                                            990,000
Sale of common stock at $3.75 per share - May 1999
   less related costs of $310,000                                                                                         8,690,000
Sale of common stock at $5.00 per share - May 1999
   less related costs of $10,000                                                                                            990,000
Issuance of preferred stock at par ($.001 per share)
   to a founder - June 1999                                                                                    (1,000)            0
Issuance of common stock in connection with
   acquisition at $5.00 per share - July 1999                                                                            22,500,000
Issuance of warrants to purchase 2,000,000 shares of
   common stock issued in connection with acquisition -
   July 1999                                                                                                              3,000,000
Issuance of warrants to purchase 50,000 shares of
   common stock issued in connection with acquisition -
   July 1999                                                                                                                 90,000
Issuance of warrants to purchase 33,333 shares of
   common stock for services to the Company - July
   1999                                                                                                                      50,000
Stockholders' deficiency of acquired entities applicabl
   to 47.5% interest owned by the Company's
   controlling stockholder                                        $(2,570,000)                                             (406,000)
Cancellation of common stock issued to a consultant -
   July 1999                                                                                                               (112,000)
Stock issued for outstanding HBI shares - August 2,
   1999 in connection with reverse merger                                                                                         0
Compensation resulting from sale by HBI shareholders
   of 3,970,000 shares at $0.02 per share - August 1999                                                                  23,741,000
Sale of common stock at $6.00 per share - August
    and October 1999, less related costs of $4,454,000                                                                   34,986,000
Issuance of common stock in payment of debt and
   accrued interest at $6.00 per share - August 1999                                                                        730,000
Issuance of warrants for minimal consideration to
   purchase 476,190 shares of common stock in
   connection with collaborative agreement -
    December 1999                                                                                                         2,247,000
Common stock issuable (110,000 shares) to a
   consultant in connection with collaborative
   agreement - December 1999                                                                                              1,155,000
Options issued to employees & consultants - various
   dates                                                                                     $(41,447,000)                        0
Amortization of deferred compensation                                                          22,491,000                22,491,000
Comprehensive loss:
   Loss on foreign currency translation                                           $ (15,000)                                (15,000)
   Net loss for period                                             (69,713,000)                                         (69,713,000)
                                                                                                                       ------------
Total comprehensive loss                                                                                                (69,728,000)
                                                                  ------------   ----------  ------------ -----------  ------------
Balances at December 31, 1999                                     $(72,283,000)   $ (15,000) $(18,956,000)  $ (26,000) $ 53,993,000
                                                                  ------------   ----------  ------------ -----------  ------------

See notes to financial statements                                             4

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 8, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000 (CONTINUED)

                                                         PREFERRED STOCK           COMMON STOCK          COMMON      ADDITIONAL
                                                         ---------------           ------------          STOCK        PAID-IN
                                                        SHARES      AMOUNT      SHARES      AMOUNT      PAYABLE       CAPITAL
Balances at December 31, 1999                           1,000,000   $  1,000   54,230,988 $  54,000   $ 1,155,000  $144,063,000

Sale of common stock at $7.50 per share - February
   and March 2000, less related costs of $3,195,000                             5,006,390      5,000                  34,348,000
Repurchase of 277,000 shares of common stock
Cancellation of treasury stock                                                   (277,000)                           (1,835,000)
Options issued to employees & consultants - various
   Dates                                                                                                              5,678,000
Exercise of options to purchase 267,500 shares of
   common stock, net of 79,874 shares of
   common stock returned as payment                                              187,626
Exercise of options to purchase 25,000 shares of
   common Stock                                                                   25,000                                 38,000
Cancellation of options issued to employees and
   consultants - various dates                                                                                       (4,156,000)
Issuance of warrants to purchase 1,161,200 shares of
   common stock, principally to artists                                                                               3,951,000
Sale of warrants to purchase 1,071,428 shares of
   common stock                                                                                                         750,000
Exercise of warrants to purchase 657,333 shares of
   common stock, net of 326,036 shares of common
   stock returned as payment                                                     331,297
Issuance of common stock upon cancellation of
    warrants to purchase 33,333 shares of common stock                            17,500
Issuance of common stock in settlement of disputes                               148,750                                124,000
Common stock issuable (1,276,313 shares) to a vendor                                                    1,835,000
Cancellation of 60,000 shares of common stock
    issuable to a consultant                                                                             (630,000)
Amortization of deferred compensation
Comprehensive loss:
   Loss on foreign currency translation
   Net loss for period
Total comprehensive loss
                                                      -----------  ---------  ----------  ---------   -----------  ------------
Balances at December 31, 2000                           1,000,000   $  1,000   59,670,551 $  59,000   $ 2,360,000  $182,961,000
                                                      ===========   ========  =========== =========   ===========  ============

                                                                               DEFICIT       CUMULATIVE
                                                                             ACCUMULATED       FOREIGN
                                                                             DURING THE       CURRENCY       UNAMORTIZED
                                                               TREASURY      DEVELOPMENT     TRANSLATION      DEFERRED
                                                                STOCK           STAGE        ADJUSTMENT     COMPENSATION
                                                                -----           -----        ----------     ------------

Balances at December 31, 1999                                               $(72,283,000)     $ (15,000)    $(18,956,000)

Sale of common stock at $7.50 per share - February and

   March 2000, less related costs of $3,195,000
Repurchase of 277,000 shares of common stock                   (1,835,000)
Cancellation of treasury stock                                  1,835,000
Options issued to employees & consultants - various
   Dates                                                                                                      (5,678,000)
Exercise of options to purchase 267,500 shares of
   common stock, net of 79,874 shares of
   common stock returned as payment
Exercise of options to purchase 25,000 shares of
common

   Stock
Cancellation of options issued to employees and
   consultants - various dates                                                                                 4,156,000
Issuance of warrants to purchase 1,161,200 shares of
   common stock, principally to artists
Sale of warrants to purchase 1,071,428 shares of
   common stock
Exercise of warrants to purchase 657,333 shares of
   common stock, net of 326,036 shares of common
   stock returned as payment
Issuance of common stock upon cancellation of
    warrants

   to purchase 33,333 shares of common stock
Issuance of common stock in settlement of disputes
Common stock issuable (1,276,313 shares) to a vendor
Cancellation of 60,000 shares of common stock issuable

   to a consultant
Amortization of deferred compensation                                                                         11,269,000
Comprehensive loss:
   Loss on foreign currency translation                                                         (175,000)
   Net loss for period                                                       (86,208,000)
Total comprehensive loss
                                                      -                    -------------    -----------
Balances at December 31, 2000                                               $(158,491,000)    $ (190,000)   $(9,209,000)
                                                      =                     =============     ==========    ===========





                                                               STOCK
                                                            SUBSCRIPTIONS
                                                             RECEIVABLE          TOTAL
                                                            ----------           -----
Balances at December 31, 1999                             $     (26,000)   $  53,993,000

Sale of common stock at $7.50 per share - February
and March 2000, less related costs of $3,195,000                              34,353,000
Repurchase of 277,000 shares of common stock                                  (1,835,000)
Cancellation of treasury stock
Options issued to employees & consultants - various
   Dates
Exercise of options to purchase 267,500 shares of
   common stock, net of 79,874 shares of
   common stock returned as payment
Exercise of options to purchase 25,000 shares of
common Stock
Cancellation of options issued to employees and
   consultants - various dates                                  (38,000)
Issuance of warrants to purchase 1,161,200 shares of
   common stock, principally to artists                                        3,951,000
Sale of warrants to purchase 1,071,428 shares of
   common stock                                                                  750,000
Exercise of warrants to purchase 657,333 shares of
   common stock, net of 326,036 shares of common
   stock returned as payment
Issuance of common stock upon cancellation of
    warrants  to purchase 33,333 shares of common stock
Issuance of common stock in settlement of disputes                               124,000
Common stock issuable (1,276,313 shares) to a vendor                           1,835,000
Cancellation of 60,000 shares of common stock
    issuable to a consultant                                                    (630,000)
Amortization of deferred compensation                                         11,269,000
Comprehensive loss:
   Loss on foreign currency translation                                         (175,000)
   Net loss for period                                                       (86,208,000)
                                                                           -------------
Total comprehensive loss                                                     (86,208,000)
                                                          -------------    -------------
Balances at December 31, 2000                             $     (64,000)   $  17,427,000
                                                          =============    =============


See notes to financial statements                                             5

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  FOR THE           FOR THE
                                                                                                PERIOD FROM       PERIOD FROM
                                                                                                JANUARY 8,         JANUARY 8,
                                                                                                   1999               1999
                                                                               FOR THE          (INCEPTION)       (INCEPTION)
                                                                              YEAR ENDED          THROUGH           THROUGH
                                                                             DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                                 2000              1999               2000
                                                                          ----------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $    (86,208,000)  $    (69,713,000) $   (155,921,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of equipment and software                 814,000            276,000         1,090,000
           Amortization of intangibles                                           3,168,000          3,168,000         6,336,000
           Write-off of impaired intangibles, equipment and software            28,385,000                           28,385,000
           Stock-based compensation                                             16,927,000         49,904,000        66,831,000
           Share of loss of predecessor companies                                                     663,000           663,000
           Changes in:
              Receivables                                                          (87,000)          (261,000)         (348,000)
              Other current assets                                                 986,000           (350,000)          636,000
              Other assets                                                        (150,000)          (482,000)         (632,000)
              Accounts payable, accrued expenses and sundry
                liabilities                                                        644,000          1,663,000         2,307,000
                                                                          ----------------   ----------------  ----------------

                   Net cash used in operating activities                       (35,521,000)       (15,132,000)      (50,653,000)
                                                                          ----------------   ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of developing internal-use software                                     (6,746,000)          (777,000)       (7,523,000)
   Datatek acquisition, net of acquired companies cash of $565,000                                 (1,748,000)       (1,748,000)
   Payment of security deposits                                                 (2,867,000)          (925,000)       (3,792,000)
   Purchase of equipment                                                        (3,683,000)          (689,000)       (4,372,000)
                                                                          ----------------   ----------------  ----------------

                   Net cash used in investing activities                       (13,296,000)        (4,139,000)      (17,435,000)
                                                                          ----------------   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of warrants                                                  750,000                              750,000
   Purchase of treasury stock                                                   (1,835,000)                          (1,835,000)
   Principal payments on line of credit                                                               (40,000)          (40,000)
   Proceeds from sale of stock, net of related costs                            34,353,000         45,656,000        80,009,000
                                                                          ----------------   ----------------  ----------------

                   Net cash provided by financing activities                    33,268,000         45,616,000        78,884,000
                                                                          ----------------   ----------------  ----------------

Effect of exchange rate changes on cash                                           (211,000)          (285,000)         (496,000)
                                                                          ----------------   ----------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (15,760,000)        26,060,000        10,300,000
Cash and cash equivalents, beginning of period                                  26,060,000
                                                                          ----------------   ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     10,300,000   $     26,060,000  $     10,300,000
                                                                          ================   ================  ================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
      Issuance of stock for stock subscription receivable                 $         38,000   $         26,000  $         64,000
      Issuance of stock and warrants in connection with Datatek
        Acquisition                                                                          $     25,590,000  $     25,590,000
      Deferred compensation to consultants and employees by
        issuance of options                                               $      5,678,000   $     41,447,000  $     41,447,000
      Issuance of warrants for prepaid services and fixed assets          $      5,724,000
      Issuance of stock for notes payable and accrued interest                               $        730,000  $        730,000
      Acquisition of fixed assets by capital lease                        $      2,394,000

See notes to financial statements                                             6

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE A - THE COMPANY

MCY Music World, Inc. ("MusicWorld") was incorporated on January 8, 1999 in the state of Delaware to acquire certain predecessor companies based in Germany (see Note B) and to further develop its planned operations, which included the creation and opening to the public of an online service platform to provide worldwide promotional and sales services for the music buying public and the music industry. On August 2, 1999, MusicWorld completed a reverse merger into Health Builders International, Inc. ("HBI"), an inactive public company incorporated in the state of Delaware. The merger was consummated through an exchange of shares that resulted in stockholders of MusicWorld holding 43,324,988 shares of common stock (excluding 121,667 shares of common stock issuable to creditors) or 90.4% of the outstanding common shares of HBI and 1,000,000 shares of Series 1 Preferred Stock (100% of such class) and existing stockholders of HBI holding 4,611,000 shares of common stock. The merger is being accounted for as a recapitalization and retroactive effect has been given to the recapitalization in the accompanying financial statements. In connection with the merger, HBI changed its name to MCY.com, Inc. (the "Company").

The Company operates an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads and web-casts in an encrypted and enhanced format, as well as other products. Due to several factors which occurred in the year ended December 31, 2000, which were beyond the control of the Company, it repositioned its operations to that of (i) the acquisition, production and sales through broadcast, cable, Internet and physical distribution channels of premium music and media products, and (ii) the development and sale of NETrax technology that will provide customers with solutions for the secure and accountable distribution of digital assets across all of the emerging digital channels, i.e., Internet, broadband and wireless. These two businesses, although complementary, are not dependent upon each other for customers or revenue. The Company is considered to be in the development stage since, although planned operations have commenced, there have been no significant revenues therefrom.

The Company is subject to those general risks associated with development stage companies, as well as special risks unique to emerging E-commerce companies which, by definition, seek to create new markets for their innovative products and services. As shown in the accompanying financial statements, the Company has incurred substantial net losses, including the write-down of the carrying value of intangibles and certain equipment and software, and utilized substantial cash in operating activities. Further, the Company has generated minimal revenues. In response thereto, management has repositioned its operations as described above and implemented a plan to reduce operating expenses, including the reduction of personnel. The Company's business concept and business model are unproven and, accordingly, the Company's viability is uncertain. In order to finance its continued development the Company is presently attempting to raise additional financing through additional private placements. However, there is no assurance that the Company will be successful in that effort, nor that it will ever attain profitable operations and operating cash flow.

NOTE B - ACQUISITION

On July 2, 1999, MusicWorld acquired the assets of Datatek Services Limited ("Datatek") including the stock of MCY America, Inc. ("MCY America") and Fritsch & Friends Mediagroup GmbH ("Fritsch & Friends") (collectively the "predecessor companies") in exchange for cash of $1,050,000, 4,500,000 shares of MusicWorld's common stock valued at $22,500,000 and 5-year warrants to acquire 2,000,000 shares of common stock at an exercise price of $5.00 per share, valued at $3,000,000, for an aggregate cost of $26,550,000. In addition, the Company agreed to pay to Datatek, on a quarterly basis, 1% of gross revenues either, (i) for a period of 20 years, or (ii) until such time as the payments total $9,000,000. As of the date of the acquisition, the predecessor companies owed MusicWorld $1,243,000 representing the balance of loans made by MusicWorld prior to the acquisition. MusicWorld's founder, controlling stockholder and Chairman was the Chief Executive Officer, a director and owned a 47.5% beneficial interest in Datatek which was transferred to the other Datatek stockholders for no consideration immediately prior to the closing of the acquisition. Datatek and its subsidiaries had been involved in the development, purchase and licensing of the technology, intellectual property and other business assets that were required for MusicWorld's intended business operations. The transaction has been accounted for as a

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

purchase by MusicWorld of a 52.5% ownership interest in the Datatek assets and a contribution, effective as of January 8, 1999, to MusicWorld of the 47.5% interest formerly owned by MusicWorld's founder and controlling stockholder.
Such contributed interest has been recorded at the predecessor basis to the controlling stockholder which approximates 47.5% of the stockholders' deficiency of the predecessor companies at the effective date of the contribution. In addition, 47.5% of the loss of predecessor companies for the period from January 1, 1999 through July 2, 1999 is reflected in the Company's results of operations on the equity method and 100% of the results of operations of the predecessor companies are consolidated with those of the Company from July 2, 1999.

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
                                                                  ===============

The contingent consideration will be accounted for as royalty expense as it becomes payable. Also in connection with this transaction, founders of MusicWorld agreed to return 2,000,000 shares of common stock, which were then canceled. The return of the shares was accounted for as an adjustment of the original issuance of shares to founders.

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

[2]    CASH:

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. From time to time, the Company's cash balances with any single financial institution exceed Federal Deposit Insurance Corporation ("FDIC") and Securities Investor Protection Corporation ("SIPC") limits. At December 31, 2000 cash equivalents amount to $9,407,000 and consist of an investment in a money market fund and investments in short-term debt instruments.

[3]    EQUIPMENT AND SOFTWARE, NET:

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

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

[5]    STOCK-BASED COMPENSATION:

       The Company has elected to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option incentive plan. As such, deferred compensation expense is recorded on the date of grant of employee options if the current market price of the underlying stock exceeds the exercise price of the option, and such deferral is amortized and charged to operations over the vesting period of the options. Options, warrants or stock awards issued to non-employees are valued using the fair value method and expensed over the period services are provided in accordance with the applicable provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

[6]    IMPAIRMENT OF LONG-LIVED ASSETS:

       The Company evaluates the recoverability of its identifiable intangibles and other long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the estimated future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. See Note D.

       The Company periodically evaluated the amortization period assigned to the excess of cost over fair value of identifiable net assets acquired to determine whether later events and circumstances warranted revised estimates of useful life. If estimates were changed, the unamortized cost would have been allocated to the revised remaining period. In addition, a reduction in the carrying amount of the unamortized excess would be made if it exceeded the estimated future undiscounted cash flows to be generated by the Company. During 2000, such an impairment existed and the impairment loss was measured based on the excess of the carrying value of the asset over its estimated fair value or discounted estimates of future cash flows. See Note E.

[7]    PREPAID EVENT COSTS:

       Costs incurred to acquire or license the rights to produce and exhibit or sub-license media events, as well as the production costs thereof, are capitalized and amortized over the related period the Company has the right to earn revenue therefrom. Amortization commences when the event has been produced and is available for exhibition or sub-license. If events or changes in circumstances have made recovery of the

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

       unamortized costs unlikely, an impairment loss is recognized for the excess of such costs over the estimated fair value of the media event. During the fourth quarter of 2000, an impairment loss related to prepaid media events of approximately $6,700,000 was charged to content development expense.

[8]    REVENUE RECOGNITION:

       Revenue from (i) the delivery of music over the Internet and (ii) the delivery of NETrax technology is, or will be, recognized when the digital files and/or streams or technology are delivered. Revenue from sublicensing of media events is recognized during the period in which the recorded event is delivered and available for exhibition. Related royalties will be charged to cost of sales to match the recognition of revenue, as applicable. Advertising revenue, which consists of advertising space on the Company web-site, is recorded during the period in which the advertising services are provided. Included in revenue is advertising revenue in the amount of $330,000 and $360,000 during the period January 8, 1999 through December 31, 1999 and year ended December 31, 2000, respectively. The Company purchased television advertising time of $325,000 and $360,000, respectively from the same customer. The remaining $114,000 of revenue in the year ended December 31, 2000 primarily consisted of sub-licensing of media events. Deferred revenue in the accompanying balance sheet represents revenue received for recorded events which do not meet the criteria for recognition described above.

[9]    ADVERTISING:

       Advertising expense is comprised of print, television and internet related marketing expenses. Advertising expenses are charged to operations during the period incurred, except for expenses related to the development of major commercial or media campaigns which are charged to operations during the period in which the advertising campaign is first presented by the media. Advertising and marketing expenses charged to operations totaled $1,015,000 and $3,700,000 during the period January 8, 1999 through December 31, 1999 and year ended December 31, 2000, respectively.

[10]   NET LOSS PER SHARE:

       Basic and diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period including shares issuable to creditors after giving retroactive effect to a 2-for-1 stock split during May 1999. All share issuances prior thereto reflected in the statement of stockholders equity have been retroactively adjusted to reflect the split. No effect has been given to exercise of options and warrants in the calculation of diluted net loss per share as their effect would be anti-dilutive.

[11]   FOREIGN CURRENCY:

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

[12]   COMPREHENSIVE INCOME:

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

[13]   SEGMENT INFORMATION:

       The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes that its operations, as of December 31, 2000, constitute a single, reportable segment. Non-U.S. results of operations, equipment and software, and total assets are immaterial.

[14]   FINANCIAL INSTRUMENTS:

       The carrying amounts of the Company's cash and cash equivalents, receivables, and accounts payable approximate fair value.

[15]   RECLASSIFICATIONS:

       Certain reclassifications have been made to the 1999 financial statements in order to conform to the current year presentation.

NOTE D - EQUIPMENT AND SOFTWARE

Equipment and software at December 31, 2000 consisted of the following components:

        Equipment                                             $     3,212,000
        Software                                                    4,518,000
        Equipment and software under capital lease                  2,394,000
                                                              ---------------
                                                                   10,124,000
        Less:  accumulated depreciation and amortization           (1,090,000)
                                                               --------------

                                                              $     9,034,000
                                                              ===============

As of December 31, 2000, for the reasons specified in Note E as related to equipment and software, the Company wrote off $6,400,000, representing the then undepreciated balance of certain equipment and software.

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE E - INTANGIBLE ASSETS

In connection with MusicWorld's acquisition of the predecessor companies (see Note B), the Company had recorded identifiable intangible assets which were being amortized over a thirty-six month period and an excess of cost over fair value of identifiable net assets acquired which was being amortized over a sixty-month period.

Based on the limited revenues earned by the Company related to its acquired intangibles, and giving further consideration to the impact of events outside of the Company's control, such as rapidly changing market circumstances on consumer acceptance of the Company's business model and proposed product offerings, and the delayed development of technology conducive to its intended operations, including, but not limited to the development of broadband transmission networks, the Company has revised its projections of future cash flows as they relate to the acquired intangibles. As a result, the Company no longer expects reasonably estimable undiscounted future net cash flows related to the use of its acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover its investment in the acquired intangibles, and further believes the fair value of such intangibles to be nominal. Accordingly, as of June 30, 2000, the company wrote off $21,985,000, representing the then unamortized balance of such intangibles, consisting of the following:

        Technology and related contracts                                             $     4,410,000
        Record label contracts and catalogs                                                  630,000
        Excess of cost over fair value of identifiable net assets acquired                23,281,000
                                                                                     ---------------

                                                                                          28,321,000
        Less:  accumulated amortization                                                   (6,336,000)
                                                                                     ---------------
        Unamortized balance written off                                              $    21,985,000
                                                                                     ===============


NOTE F - INCOME TAXES

As of December 31, 2000, the Company has an estimated United States net operating loss carry-forward of approximately $53,000,000 which expires through 2020. As of December 31, 2000, Fritsch & Friends and MCY Europe have a combined estimated net operating loss carry-forward of approximately $8,100,000 (DM 17,400,000), which under German tax law does not expire. The Company has a net deferred tax asset of $27,900,000 resulting from the aforementioned operating loss carry-forwards. Such amount is fully offset by a valuation allowance as the Company has not determined that it is more likely than not that the available net operating loss carry-forwards will be utilized. During the year ended December 31, 2000 and the period from January 8, 1999 through December 31, 1999, the valuation allowance increased $19,338,000 and $8,562,000, respectively.

The reconciliation of income tax benefit computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations for both 1999 and 2000 is as follows:

               Federal                                         (34)%
               State and local, net of federal benefit         (11)%
               Increase in valuation allowance                  45 %
                                                             -----
               Income tax benefit                                0 %
                                                             =====

The Company has recorded state and local franchise taxes based on capital during the year ended December 31, 2000 and the period from January 8, 1999 through December 31, 1999 in the amount of $75,000 and $94,000, respectively, which is included under the caption general and administrative expenses on the statement of operations.

NOTE G - COMMITMENTS AND CONTINGENCIES

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


[1]    LEASE COMMITMENTS:

      (a)  Operating:

       The Company leases facilities and equipment under noncancellable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, the Company has provided security deposits of $1,186,000 (included in other assets.)

       Future minimum annual lease payments as of December 31, 2000 are as follows:

                     FOR THE YEAR ENDING
                         DECEMBER 31,
                     -------------------
                   2001                                      $   1,603,000
                   2002                                          1,254,000
                   2003                                            405,000
                   2004                                            332,000
                                                             -------------

                                                             $   3,594,000
                                                             =============

      Rent expense for the year ended December 31, 2000 and the period from January 8, 1999 to December 31, 1999, approximated $2,059,000 and $402,000, respectively.

(b)      Capital:

       The Company entered into a 36-month lease, effective January 1, 2001, to finance computer equipment and software. This lease has been accounted for as a capital lease. The net book value of equipment held under this capital lease was $2,394,000 at December 31, 2000. In connection with the lease, the Company has provided deposits of $75,000 and deposited $2,529,000 as collateral for letters of credit issued by a bank to the lessor and equipment vendor. Such amounts are included in other assets in the accompanying balance sheet.

       Future lease payments as of December 31, 2000 are as follows:

                       FOR THE YEAR ENDING
                          DECEMBER 31,
                     -------------------
                   2001                                         $     900,000
                   2002                                               900,000
                   2003                                               900,000
                                                                 ------------

               Total minimum lease payments                         2,700,000
               Less amounts representing interest                     306,000
                                                                -------------

               Present value of future lease payments           $   2,394,000
                                                                =============

       On March 23, 2001, the Company and the lessor entered into an agreement to terminate the lease. In return for a cash payment of $2,330,000 to the lessor, the Company took ownership of the leased equipment and software. The carrying value of the equipment and software was increased by the $262,000 excess of the payment over the $2,068,000 carrying amount of the capital lease obligation at such date.

[2]      LEGAL PROCEEDINGS:

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


The Company was a party to an arbitration with a former trade partner and an affiliated investment group. This matter was settled in November 2000 by issuance of 120,000 shares of common stock valued at $97,500. In addition, as of December 31, 2000, the Company was a party to a litigation in New York State Supreme Court filed by a former employee of MusicWorld. The Company settled this matter subsequent to year end by payment of $50,000.

On May 3, 2000, an individual who had been retained by MCY America, Inc. and MCY Music World, Inc. to obtain equity capital from a specific investor for MCY Music World, Inc., filed a complaint against the defendants MCY America, Inc. and MCY Music World, Inc. in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the plaintiff's claims lack substantial merit and intends to vigorously defend against this action and has filed a motion for summary judgment.

In November 2000, Ozzy Osbourne, Osbourne Management and other performers who appeared in the Ozzfest 2000 tour commenced an action against the Company and its sub-licensees DirecTV Enterprises, Inc. ("DirecTV") and iN Demand LLC ("iN Demand") in the United States District Court for the Central District of California in reference to pay-per-view television broadcasts of performances from the Ozzfest 2000 tour on DirectTV and iN Demand. The plaintiffs seek $20,000,000 in damages, as well as profits earned by the defendants, copyright infringement damages, legal fees and the film footage. The plaintiffs followed the filing of the action with an application to the court for a temporary restraining order which was subsequently denied. The matter arises out of a Sponsorship Agreement executed in April, 2000 (the "Agreement") among MCY World Music, Inc. ("MCY"), Osbourne Management and SFX Holdings, Inc. ("SFX"), whereby defendants allege that MCY obtained the right, amongst other things, to produce a videotape of the OZZfest 2000 concert tour and license the program for broadcast in various media outlets including pay-per-view television. Pursuant to the Agreement, MCY thereafter entered into license agreements with DirecTV and iN Demand licensing the program for specified time periods to broadcast the videotape produced by MCY pursuant to the Agreement, on a pay-per-view television or cable basis. In summary, the complaint filed by the plaintiffs alleges that the Agreement only provided MCY the right to broadcast the MCY videotape as a Web-cast over the Internet and that the defendants proceeded with the pay-per-view television and cable broadcasts without obtaining the allegedly required consents of the plaintiffs. Furthermore, plaintiffs allege claims against MCY, iN Demand and DirecTV for federal copyright infringement, federal trademark infringement, federal trademark dilution, commercial appropriation of identity, state statutory and common law trademark dilution, unfair competition and constructive trust. Plaintiff Osbourne Management further has alleged a claim against MCY for breach of the Agreement. Among other claims and defenses, MCY contends that it acted within its rights under the Agreement; that the Agreement was breached by Osbourne Management; and that under the Agreement, Osbourne Management was obligated to provide MCY with all necessary clearances for the pay-per-view broadcasts which occurred. MCY further contends that, under the Agreement, as a result of the breach of the Agreement by Osbourne Management, SFX is obligated to indemnify, hold harmless and defend MCY for any breach of the Agreement by Osbourne Management, and that both Osbourne Management and SFX are obligated to indemnify, hold harmless and defend MCY for the claims asserted by the plaintiffs who are not parties to the Agreement, as well as any claims which hereafter may be asserted by any third parties. MCY intends to vigorously defend this action and has filed several counterclaims with its answer against the Osbourne plaintiffs, including breach of contract and interference with contract. This matter is in the early discovery stage.

In July 2000, MusicWorld commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, the Company alleges breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for MusicWorld to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages in the amount of out-of-pocket costs incurred thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims for

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


$1,000,000 against MusicWorld for breach of contract. MusicWorld has filed motions to dismiss the counterclaims and amend the complaint which are currently pending before the court and intends to vigorously pursue its claims and defenses. This matter is in the discovery stage.

Subsequent to year end, MusicWorld filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between parties entered into in September, 2000. In summary, among other claims, the Company claims that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments aggregating $150,000 made by the Company to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000. The parties are currently in the process of selecting an arbitrator.

The ultimate outcome of the litigation and arbitration referred to in the second through fifth paragraphs above is not presently determinable, however, management believes that an adverse outcome in any of such matters could have a material adverse effect on the financial position or results of operations of the Company.

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

On August 2, 1999, concurrent with the merger of MusicWorld into HBI (described below), the Certificate of Incorporation of HBI was amended whereby it:

       o Effected a 2-for-1 stock split, increasing its authorized capital from 50,000,000 shares of common stock to 100,000,000 shares of common stock, and increasing its outstanding common stock to 4,611,000 shares;

       o Designated 1,000,000 shares of its 10,000,000 authorized shares of preferred stock as Series 1 Preferred Stock, and

       o Changed its name from Health Builders International, Inc. to MCY.com, Inc.

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

In August and October, 1999, the Company sold in a private placement an aggregate of 6,573,333 shares of common stock at a price of $6.00 per share, for proceeds of $35,886,000 net of commissions and fees to the placement agent. Also in connection with this transaction, the Company paid $900,000 to other parties who

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

facilitated the transaction. Additionally, warrants to acquire 657,333 shares of common stock at $6.00 per share were issued to a placement agent in connection with this private placement. During the year ended December 31, 2000, the warrants were exercised and were paid for by the return to the Company of 326,036 shares of common stock at an estimated market price of $12.10 per share.

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

During the year ended December 31, 2000, the Company signed agreements with vendors to issue 1,276,313 shares of common stock in payment for services related to the development of software. As of December 31, 2000, these shares were included in common stock payable in the accompanying balance sheet.

During the year ended December 31, 2000, the Company issued 148,750 shares of common stock to settle disputes with vendors, former trade partners and former employees.

NOTE I - WARRANTS

During the year ended December 31, 2000, the Company issued warrants, principally to artists in connection with contracts to provide pay-per-view web-casts of concerts and to vendors. Such warrants permit the purchase of 1,161,200 shares of common stock at exercise prices of $2.13 to $16.00. The warrants were valued using the Black-Scholes valuation model at approximately $3,951,000 and are exercisable over one to three year periods. In addition, the Company sold to a vendor a warrant to purchase 1,071,428 shares of stock at an exercise price of $2.25 for $750,000 cash, representing the estimated fair value of the warrant. Further, the Company issued 17,500 shares of common stock to one vendor in exchange for the cancellation of a previously issued warrant to purchase 33,333 shares of common stock at $5.00 per share. See Notes H and L.

Transactions involving warrants were as follows:

                                                         2000                           1999
                                              -------------------------      -----------------------
                                                               WEIGHTED                     WEIGHTED
                                                               AVERAGE                       AVERAGE
                                                               EXERCISE                     EXERCISE
                                                SHARES          PRICE         SHARES          PRICE
                                                ------          -----         ------          -----
       Balance, January 1,                     3,216,856      $    6.03

           Warrants granted or sold            2,232,628           7.02       3,216,856   $     6.03
           Warrants exercised                   (657,333)          6.00
           Warrants cancelled                   (509,523)         10.14
                                            -------------                  ------------

       Balance, December 31,                   4,282,628      $    6.07       3,216,856   $     6.03
                                            ============                   ============

As of December 31, 2000, outstanding warrants to purchase shares of the Company's common stock were as follows:

         EXERCISE
           PRICE          SHARES                     EXPIRATION
       ---------          ------      -----------------------------

       $    2.13             1,600    September 1, 2001
            2.25         1,121,428    September 12, 2005
            3.50             1,600    August 1, 2001

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

            5.00         2,000,000    July 2, 2004
            6.00            50,000    July 21, 2004
            7.00             1,600    July 1, 2001
            8.44             1,600    June 1, 2001
            9.75           501,600    May 1, 2001 and July 12, 2001
           12.63             1,600    April 1, 2001
           12.75             1,600    March 1, 2001
           13.17           500,000    March 28, 2001
           16.00           100,000    March 13, 2001
                      ------------
                         4,282,628
                     =============

NOTE J - OPTIONS

The Company adopted the 1999 Stock Incentive Plan, as amended (the "99 Plan") under which options (qualified or nonqualified) and other stock awards, covering an aggregate of 15,000,000 shares of common stock may be granted to employees, non-employee directors and consultants. The exercise price established for any awards granted under the 99 Plan shall be determined by a Committee of the Company's Board of Directors. During the year ended December 31, 2000, options to purchase 2,745,000 shares of the Company's common stock under the 99 Plan have been granted to officers, other employees, directors and consultants of the Company at exercise prices ranging from $5.00 to $12.00 per share. Generally, options become exercisable over periods ranging from immediately to three years and expire five years from the date of grant. The Company has reserved 15,000,000 shares of common stock for issuance under the 99 Plan. During the period ended December 31, 2000 in connection with the resignation of certain employees, approximately 1,375,000 non-vested options previously granted were cancelled. Additionally, with respect to those certain employees, the period over which approximately 303,000 vested options are exercisable was modified to 90 days from date of resignation. None of these vested options were exercised within the shortened period.

Transactions under the 99 Plan are as follows:

                                                      2000                             1999
                                           -------------------------        ---------------
                                                            WEIGHTED-                     WEIGHTED-
                                                             AVERAGE                       AVERAGE
                                                            EXERCISE                       EXERCISE
                                             SHARES           PRICE         SHARES          PRICE
                                             ------           -----         ------          -----
       Balance, January 1,                  6,999,034     $      4.08
           Options granted                  2,745,000            5.98        7,760,234    $    4.03
           Options exercised                 (292,500)           2.81
           Options cancelled               (1,374,790)           6.52         (676,200)        3.63
           Options expired                   (303,244)           6.53          (85,000)        2.82
                                         -------------                    -------------

       Balance, December 31,                7,773,500     $      4.27        6,999,034    $    4.08
                                         ============                     ============

       Exercisable, December 31             4,586,960     $      3.58        2,363,714    $    3.18
                                         ============                     ============

During January 2000, 42,500 options with an exercise price of $1.50 per share and 225,000 options with an exercise price of $3.20 per share were exercised and paid for by the return to the Company of 79,874 shares of common stock at an estimated market price of $9.8125 per share.

The following table presents  information  relating to stock options outstanding at December 31, 2000:
                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                 -------------------                  -------------------
                                                      WEIGHTED-
                                       WEIGHTED-      AVERAGE                       WEIGHTED-
                                       AVERAGE       REMAINING                       AVERAGE
       $     1.50        1,972,500                       3.6          1,027,500
             3.20        2,575,000                       3.8          2,575,000
             5.00          760,000                       4.6            520,000

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

                                       AVERAGE       REMAINING                       AVERAGE
         EXERCISE                      EXERCISE       LIFE IN                        EXERCISE
           PRICE          SHARES         PRICE          YEARS          SHARES         PRICE
           -----          ------         -----          -----          ------         -----
       $     6.00        1,670,000                       4.6            180,000
       $     9.00          100,000                       4.6             50,000
       $     9.50          200,000                       3.6             68,000
       $    10.00          147,000                       3.7             52,000
       $    11.00           50,000                       4.0             17,000
       $    12.00          249,000                       4.0             80,460
       $    12.50           50,000                       3.8             17,000
                      ------------                                 ------------

                         7,773,500        $ 4.27         4.0          4,586,960       $ 3.58
                      ============                                 ============

The weighted average fair value of the options granted during the year ended December 31, 2000, and the period ended December 31, 1999, have been estimated at $2.97 and $6.82 per share, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 60%, a risk-free interest rate range of 5.7-6.0% and an expected life of three years from date of grant. Had compensation cost to employees and directors for the Company's stock option plan been determined based upon the fair value of the options at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No.123, the Company's net loss and net loss per share would have been as follows:

                                                     PERIOD ENDED DECEMBER 31,
                                                     -------------------------
                                                      2000             1999        Inception to date
                                                      ----             ----        -----------------
            Net loss - as reported              $(86,208,000)    $(69,713,000)     $(155,921,000)
                                                ============     ============      =============
                     - pro forma                $(87,762,000)    $(71,509,000)     $(159,271,000)
                                                ============     ============      =============

            Net loss per share - as reported        $(1.46)           $(1.66)
                                                    ======            ======
                                - pro forma         $(1.49)           $(1.71)
                                                    ======            ======

NOTE K - RELATED PARTY TRANSACTIONS

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

At  December  31,  2000,  advances  to the  Company's  Chairman  and CEO totaled
$101,000.

See Note B for information with respect to the Datatek acquisition.

NOTE L - COLLABORATIVE AGREEMENT

On December 31, 1999, the Company entered into a collaborative agreement to develop co-branded Narrowband and Broadband Music Channels on internet sites. In connection with the agreement, the Company paid $300,000 during the year ended December 31, 2000. In connection with this agreement, the Company issued a warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $10.50 per share for total consideration of $5,000. Such warrant had been valued at $2,252,000. The excess of the value over the amount paid had been recorded as prepaid advertising and marketing expense and was amortized during the year ended December 31, 2000, commencing with the month in which the music internet sites were launched. The Company authorized the issuance, to an independent consultant, of 110,000 shares of common stock valued at $1,155,000

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

for services rendered in connection with the collaborative agreement. Such amount has been recorded as compensation expense during the period ended December 31, 1999.

On December 20, 2000, the agreement was terminated and the warrant was cancelled. Also, during July 2000, the Company and the consultant amended their agreement to provide for the issuance of 50,000 shares of common stock. As a result, compensation cost was reduced by $630,000.

NOTE M - LICENSE AGREEMENT

In October 2000, the Company signed an agreement to license its proprietary secure digital encryption and distribution technologies, including its NETrax software, to Applied Digital Solutions, Inc. ("ADSX"), a provider of e-business solutions. The agreement, as amended on March 30, 2001, allows ADSX to utilize the Company's NETrax technologies for certain non-entertainment business-to-business applications. Under the terms of the agreement, on April 3, 2001, the Company received net consideration of approximately $4,000,000 for the grant of the license, consisting of approximately 11.8 million shares of common stock of ADSX, a publicly held company whose shares are traded on the NASDAQ, reduced by approximately 615,000 shares of common stock of the Company issued to ADSX and cash, not to exceed $9,000,000, payable to ADSX from the proceeds of the sale by the Company of ADSX's stock. Such net consideration is based on the quoted market price of the common stock of ADSX and the Company on April 3, 2001, the date the software and shares were released from escrow. The net consideration received will be applied to reduce the approximately $4,000,000 carrying value of the NETrax software.

In accordance with the terms of amended employment agreements entered into on April 1, 2001, the Company's Chairman and CEO, and its Manager of Business Affairs will each receive consideration of; (i) shares of ADSX stock valued at $200,000 based on the closing bid price on April 3, 2001 and (ii) 10% of the ADSX shares remaining after satisfaction of the $9,000,000 obligation payable out of proceeds of the sale of ADSX shares.