Form 10QSB
period 2001-03-31
MCY COM INC /DE/
filed 2001-05-21
CIK 1020669

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001
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

       61,583,531 at March 31, 2001 of common stock (.001 per value)



                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  x    No

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                         MCY.COM, INC. AND SUBSIDIARIES
                          (a development stage company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                             March 31,          December 31,
                                                                                                2001                2000
                                                                                            (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                             $       5,461,000   $      10,300,000
   Sundry receivables                                                                              453,000             343,000
   Advances to officer                                                                              95,000             101,000
   Other current assets                                                                             56,000              63,000
                                                                                         -----------------   -----------------

      Total current assets                                                                       6,065,000          10,807,000

Equipment and software, net                                                                      8,587,000           9,034,000

Other assets, including security deposits of $1,088,000 and $3,789,000, record company advances of $0 and $500,000 and prepaid event costs of
   $163,000 and $670,000, respectively.                                                          1,805,000           4,989,000
                                                                                         -----------------   -----------------

                                                                                         $      16,457,000   $      24,830,000
                                                                                         =================   =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities                             $       4,487,000   $       4,538,000
   Current Portion of capital lease obligation                                                                         713,000
   Deferred revenue                                                                                415,000             471,000
                                                                                         -----------------   -----------------
      Total current liabilities                                                                  4,902,000           5,722,000

Capital lease obligation, net of current portion                                                                     1,681,000
                                                                                         -----------------   -----------------
                                                                                                 4,902,000           7,403,000
                                                                                         -----------------   -----------------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 shares of Series 1 Preferred Stock issued and outstanding                               1,000               1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   61,533,531 and 59,670,551 shares issued and outstanding, respectively                            61,000              59,000
Common stock payable (50,000 and 1,326,313 shares)                                                 525,000           2,360,000
Additional paid-in capital                                                                     184,374,000         182,961,000
Deficit accumulated during the development stage                                              (165,651,000)       (158,491,000)
Cumulative foreign currency translation adjustment                                                (116,000)           (190,000)
                                                                                         ------------------  -----------------

                                                                                                19,194,000          26,700,000
Unamortized deferred compensation                                                               (7,575,000)         (9,209,000)
Stock subscriptions receivable                                                                     (64,000)            (64,000)
                                                                                         -----------------   -----------------

                                                                                                11,555,000          17,427,000
                                                                                         -----------------   -----------------

                                                                                         $      16,457,000   $      24,830,000
                                                                                         =================   =================

See notes to financial statements                                                                                         2

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)


Condensed Consolidated Statement of Operations- Unaudited
                                                                                                             Inception
                                                                       For the Three Months              (January 8, 1999)
                                                                         Ended March 31,                      Through
                                                                    2001                 2000             March 31, 2001

Revenues                                                    $         578,000    $          38,000     $        1,395,000
                                                             ----------------     ----------------      -----------------

Expenses:

   Sales, marketing and public relations                              863,000            3,733,000             20,828,000
   Product development                                              1,991,000            1,413,000             10,625,000
   Content acquisition                                              1,143,000            1,465,000             22,668,000
   General and administrative                                       3,918,000            9,563,000             77,824,000
   Amortization of acquired intangibles                                                  1,584,000              6,336,000
   Write-off of impaired intangible assets                                                                     28,385,000
                                                             ----------------     ----------------      -----------------

                                                                    7,915,000           17,758,000            166,166,000
                                                             ----------------     ----------------      -----------------

Operating loss                                                     (7,337,000)         (17,720,000)          (164,771,000)

Share of loss of predecessor companies                                                           0               (663,000)
Interest income, net of interest expense                              177,000              435,000              2,353,000
                                                             ----------------     ----------------     ------------------

Net loss                                                    $      (7,160,000)   $     (17,285,000)    $     (163,081,000)
                                                             =================    ================     ==================

Net loss per common share -
   basic and diluted                                              $(0.12)               $(0.31)
                                                                  ======                ======

Weighted average common
   shares outstanding                                            61,583,000           55,819,000
                                                                 ==========           ==========

See notes to financial statements                                                                                         3

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Cash Flows - Unaudited

                                                                                                                    For the
                                                                                                                  Period From
                                                                                                                   January 8,
                                                                                                                      1999
                                                                               For the            For the         (Inception)
                                                                          Three Months Ended   Three Months         Through
                                                                                                   Ended
                                                                              March 31,          March 31,         March 31,
                                                                                 2001              2000               2001
Cash flows from operating activities:
   Net loss                                                               $     (7,160,000)  $    (17,285,000) $   (162,470,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of equipment and software                 447,000            160,000         1,537,000
           Amortization of intangibles                                                              1,584,000         6,336,000
           Write-off of impaired intangibles, equipment and software                                                 28,385,000
           Stock-based compensation                                              1,214,000          7,611,000        68,080,000
           Share of loss of predecessor companies                                                                       663,000
           Changes in:
              Receivables                                                         (110,000)           114,000          (458,000)
              Other current assets                                                  13,000                              649,000
              Other assets                                                         745,000         (1,909,000)         (498,000)
              Accounts payable, accrued expenses and sundry
                Liabilities                                                       (107,000)         1,824,000         2,200,000
                                                                          -----------------  ----------------  ----------------
                   Net cash used in operating activities                        (4,958,000)        (7,901,000)      (55,576,000)
                                                                          ----------------   ----------------  ----------------

Cash flows from investing activities:
   Cost of developing internal-use software                                                        (1,229,000)       (7,558,000)
   Datatek acquisition, net of acquired companies cash of $565,000                                                   (1,748,000)
   Decrease (increase) in security deposits                                      2,701,000         (1,500,000)       (1,091,000)
   Purchase of equipment                                                          (262,000)        (1,089,000)       (4,634,000)
                                                                          -----------------  ----------------  ----------------
                   Net cash used in investing activities                         2,439,000         (3,818,000)      (15,031,000)
                                                                          ----------------   ----------------  ----------------

Cash flows from financing activities:
   Proceeds from sale of warrants                                                                                       750,000
   Purchase of treasury stock                                                                                        (1,835,000)
   Principal payments on line of credit                                                                                 (40,000)
   Principal payments on capital lease obligation                               (2,394,000)                          (2,394,000)
   Proceeds from sale of stock, net of related costs                                               35,015,000        80,009,000
                                                                          ----------------   ----------------  ----------------
                   Net cash provided by financing activities                    (2,394,000)        35,015,000        76,490,000
                                                                          -----------------  ----------------  ----------------

Effect of exchange rate changes on cash                                             74,000                             (422,000)
                                                                          ----------------   ----------------  ----------------

Net (decrease) increase in cash and cash equivalents                            (4,839,000)        23,296,000         5,461,000
Cash and cash equivalents, beginning of period                                  10,300,000         26,060,000
                                                                          ----------------   ----------------

Cash and cash equivalents, end of period                                  $      5,461,000   $     49,356,000  $      5,461,000
                                                                          ================   ================  ================

Supplemental disclosures of non-cash investing and financing activities:
      Issuance of warrants relating to events                                                $      3,894,000
      Issuance of stock for stock subscription receivable                                                      $         64,000
      Issuance of stock and warrants in connection with Datatek
        acquisition                                                                                            $     25,590,000
      Deferred compensation to consultants and employees by
        issuance of options                                                                                    $     41,447,000
      Issuance of stock for notes payable and accrued interest                                                 $        730,000
      Acquisition of fixed assets by capital lease                                                             $      2,394,000

See notes to financial statements                                                                                         4

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity
For the Period From January 1, 2001 Through March 31, 2001

                                                                                                               Deficit   Cumulative
                                                                                                             Accumulated  Foreign
                                      Preferred Stock      Common Stock       Common   Additional            During the   Currency
                                       # of               # of       Par       Stock     Paid-In   Treasury  Development Translation
                                      Shares   Amount    Shares     Value     Payable    Capital     Stock      Stage    Adjustment

Balances - January 1, 2001          1,000,000  1,000   59,670,551   59,000   2,360,000  182,961,000      0 (158,491,000) (190,000)

Issuance of common stock in
 connection with services to
 the Company                                              586,667    1,000                  298,000

Issuance of common stock payable                        1,276,313    1,000  (1,835,000)   1,834,000

Cancellation of options issued
 to employees and consultants
 - Various dates                                                                           (719,000)

Amortization of deferred compensation

Comprehensive loss:
    Gain on foreign currency
     translation                                                                                                           74,000
    Net loss for period                                                                                       (7,160,000)

Balances - March 31, 2001            1,000,000   1,000 61,533,531   61,000     525,000  184,374,000      0 (165,651,000) (116,000)
                                     =========   ===== ==========   ======     =======  ===========   ==== ============= =========

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Stockholders' Equity
For the Period From January 1, 2001 Through March 31, 2001

(Cont'd)


                                    Unamortized        Stock
                                     Deferred       Subscription
                                    Compensation    Receivable          Total

Balances - January 1, 2001          (9,209,000)    (64,000)           17,427,000

Issuance of common stock in
 connection with services to
 the Company                                                             299,000

Issuance of common stock payable                                               0

Cancellation of options issued
 to employees and consultants
 - Various dates                       719,000                                 0

Amortization of deferred
 compensation                          915,000                           915,000

Comprehensive loss:
    Gain on foreign currency
     translation                                                          74,000
    Net loss for period                                               (7,160,000)

Balances - March 31, 2001           (7,575,000)    (64,000)           11,555,000
                                    ===========    ========           ===========

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the "Company") and its wholly-owned subsidiaries after elimination of all intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000.

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

                     For The Year Ending
                         December 31,
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
                                                             =============

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

(b)      Capital:

       The Company entered into a 36-month lease, effective January 1, 2001, to finance computer equipment and software. This lease was accounted for as a capital lease. The net book amount of equipment held under this capital lease was $2,394,000 at December 31, 2000. In connection with the lease, the Company provided deposits of $75,000 and deposited $2,529,000 as collateral for letters of credit issued by a bank to the lessor and equipment vendor.

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


[2]      Legal proceedings:

As of December 31, 2000, the Company was a party to a litigation in New York State Supreme Court filed by a former employee of MCY Music World, Inc. ("MusicWorld".) The Company settled this matter during the quarter ended March 31, 2001 by payment of $50,000.

On May 3, 2000, an individual who had been retained by MCY America, Inc. and MusicWorld to obtain equity capital from a specific investor for MusicWorld filed a complaint against the defendants MCY America, Inc. and MusicWorld in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the plaintiff's claims lack substantial merit and intends to vigorously defend against this action and has filed a motion for summary judgment.

In November 2000, Ozzy Osbourne, Osbourne Management and other performers who appeared in the Ozzfest 2000 tour commenced an action against the Company and its sub-licensees DirecTV Enterprises, Inc. ("DirecTV") and iN Demand LLC ("iN Demand") in the United States District Court for the Central District of California in reference to pay-per-view television broadcasts of performances from the Ozzfest 2000 tour on DirectTV and iN Demand. The plaintiffs seek $20,000,000 in damages, as well as profits earned by the defendants, copyright infringement damages, legal fees and the film footage. The plaintiffs followed the filing of the action with an application to the court for a temporary restraining order which was subsequently denied. The matter arises out of a Sponsorship Agreement executed in April, 2000 (the "Agreement") among MusicWorld, Osbourne Management and SFX Holdings, Inc. ("SFX"), whereby defendants allege that MusicWorld obtained the right, amongst other things, to produce a videotape of the OZZfest 2000 concert tour and license the program for broadcast in various media outlets including pay-per-view television. Pursuant to the Agreement, MusicWorld thereafter entered into license agreements with DirecTV and iN Demand licensing the program for specified time periods to broadcast the videotape produced by MusicWorld pursuant to the Agreement, on a pay-per-view television or cable basis. In summary, the complaint filed by the plaintiffs alleges that the Agreement only provided MusicWorld the right to broadcast the MusicWorld videotape as a Web-cast over the Internet and that the defendants proceeded with the pay-per-view television and cable broadcasts without obtaining the allegedly required consents of the plaintiffs. Furthermore, plaintiffs allege claims against MusicWorld, iN Demand and DirecTV for federal copyright infringement, federal trademark infringement, federal trademark dilution, commercial appropriation of identity, state statutory and common law trademark dilution, unfair competition and constructive trust. Plaintiff Osbourne Management further has alleged a claim against MusicWorld for breach of the Agreement. Among other claims and defenses, MusicWorld contends that it acted within its rights under the Agreement; that the Agreement was breached by Osbourne Management; and that under the Agreement, Osbourne Management was obligated to provide MusicWorld with all necessary clearances for the pay-per-view broadcasts which occurred. MusicWorld further contends that, under the Agreement, as a result of the breach of the Agreement by Osbourne Management, SFX is obligated to indemnify, hold harmless and defend MusicWorld for any breach of the Agreement by Osbourne Management, and that both Osbourne Management and SFX are obligated to indemnify, hold harmless and defend MusicWorld for the claims asserted by the plaintiffs who are not parties to the Agreement, as well as any claims which hereafter may be asserted by any third parties. MusicWorld intends to vigorously defend this action and has filed several counterclaims with its answer against the Osbourne plaintiffs, including breach of contract and interference with contract. This matter is in the early discovery stage.

In July 2000, MusicWorld commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, the Company alleges breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for MusicWorld to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages in the amount of out-of-pocket costs incurred thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims for $1,000,000 against MusicWorld for breach of contract. MusicWorld has filed motions to dismiss the counterclaims and amend the complaint which are currently pending before the court and intends to vigorously pursue its claims and defenses. This matter is in the discovery stage.

During the quarter ended March 31, 2001, MusicWorld filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between parties entered into in September, 2000. In summary, among other claims, the Company claims that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments aggregating $150,000 made by the Company to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000. The parties are currently in the process of selecting an arbitrator.

The ultimate outcome of the litigation and arbitration referred to in the second through fifth paragraphs above is not presently determinable, however, management believes that an adverse outcome in any of such matters could have a material adverse effect on the financial position or results of operations of the Company.


NOTE C - STOCKHOLDERS' EQUITY

[1] During the quarter ended March 31, 2001, the Company issued to a vendor 1,742,980 shares of common stock (including 1,276,313 shares previously recorded as issuable) in payment for services.

[2] During the quarter ended March 31, 2001, the Company issued 120,000 shares of common stock to artists.

[3] During the quarter ended March 31, 2001, in connection with the resignation of certain employees, approximately 1,128,000 non-vested options previously granted were cancelled. Additionally, with respect to those certain employees, the period over which approximately 77,000 vested options are exercisable was modified to 90 days from date of resignation.

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         When used in this discussion and analysis, the words "anticipates," "estimates," "expects" and similar terms are intended to identify forward-looking statements regarding our activities that are subject to risks and uncertainties, including those set forth above under "Risk Factors," that could cause actual results to differ materially from those projected. These forward-looking statements refer only to the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in events, conditions or circumstances on which any statement is based. You should read this discussion and analysis in conjunction with the financial statements and other financial information contained in this Quarterly Report on Form 10QSB.

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

         During the first quarter of 2001, we focused our efforts on the further development and initial commercialization of our content development and technology operations, respectively. During the remainder of 2001 we anticipate continued growth in each business and are planning for commercialization activities in keeping with expected market growth and maturity.

         We are subject to the general risks associated with, in the case of our technology business, the growth of a development-stage technology company that is moving to commercialize its products, and in the case of our media business, a competitive market for the acquisition, production and licensing of music and media products.

         We have incurred significant net losses since inception and generated minimal revenues related to our planned operations during the first quarter of 2001. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

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

Net Revenues

         For the quarter ended March 31, 2001, our consolidated revenue totaled $578,000 compared to $38,000 for the quarter ended March 31, 2000. Event related revenue generated substantially all of the revenue during both quarters.

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

Sales, Marketing and Public Relations Expenses

         Sales, marketing and public relations expenses consist primarily of:

o Sales and marketing salaries and benefits, including stock-based compensation;
o The cost of producing and promoting events and attending trade shows; o Consulting fees and related expenses for public relations activities.
         Sales, marketing and public relations costs were $863,000 and $3,733,000 in the quarters ended March 31, 2001 and 2000, respectively. Sales and marketing expenses decreased in 2001 due to a reduction in costs related to promotional events and consultant fees. As part of our marketing strategy and in an effort to create brand awareness, a significant portion of our sales and marketing costs in 2000 were expended on acquiring sponsorships related to our premium content events, attending trade shows, broadening our sales relationships and increasing our marketing and promotional activities.

         We expect a continued reduction in sales and marketing expenditures in 2001 due to: (1) increased outsourcing of technology sales through performance-based compensation agreements; and (2) the shift of almost all content marketing expenditures to business-to-business licensing and distribution partners.

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

         Since inception, we have spent over $23,000,000 designing and building NETrax(TM) including expenses related to software, equipment, personnel and direct research and development expenses. Our direct research and development expenses were $1,991,000 for the quarter ended March 31, 2001 and $1,413,000 for the quarter ended March 31, 2000. The increase in research and development costs is primarily due to an increase in payroll, consulting expenses, and web design costs.

         We expect our research and development costs to decrease during the remainder of 2001. Furthermore, with the formation of our NTI subsidiary, subject to availability of sufficient capital, we expect an increase in the level of operational and developmental activities.

Content Development

         Costs incurred with respect to content development include amounts paid to secure rights to music and related media as well as the costs related to the production and delivery of finished products to our customers. Total content development costs, which include stock-based compensation and the costs of employee salaries as well as consultants dedicated to content acquisition activities totaled $1,143,000 and $1,465,000 for the quarters ended March 31, 2001 and 2000, respectively. The reduction in content development costs is due to the fact that in 2000, we used the events that we acquired as part of our marketing strategy to create brand awareness. They were offered at no charge and, therefore, were included in sales and marketing expenses. In 2001, we no longer use such strategy.

General and Administrative Expenses

         General and administrative expenses consist primarily of stock-based compensation, and executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended March 31, 2001 and 2000 were $3,918,000 and $9,563,000 respectively. In 2000, $7,287,000 of our general and administrative expenses was attributable to stock-based compensation. In 2001, stock-based compensation totaled $1,420,000. This decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation which accounted for $5,645,000 of this difference, partially offset by an increase in other expenses. For the remainder 2001, we expect general and administrative expenses to decrease due to cost cutting initiatives begun in August 2000.

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

         We account for impairment of long-lived assets, including our intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related assets over their remaining estimated useful lives in measuring whether the assets are recoverable. Based on the limited revenues to date earned by our acquired intangibles, and giving further consideration to the impact of events outside of our control such as rapidly changing market circumstances related to consumer acceptance of the company's business model and proposed product offerings, and the delayed development of technology conducive to its intended operations, including, but not limited to the development of broadband transmission networks, we have revised our projections of future cash flows as they relate to the acquired intangibles. As a result, we no longer expect reasonably estimable future net cash flows related to the use of our acquired technology over the remaining estimated useful lives of the intangibles to be adequate to recover our investment in the acquired intangibles, and further believe the fair value of such intangibles to be nominal. Through March 31, 2000, we had amortized $1,584,000. As of June 30, 2000, we wrote off $21,985,000, representing the then unamortized balance of such intangibles, consisting principally of the excess of cost over the fair value of identifiable net assets acquired.

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

Stock Based Compensation

         We recorded charges related to stock based compensation totaling $915,000 and $7,611,000 for the quarters ended March 31, 2001 and 2000, respectively. Future amortization related to stock based compensation will be:

                   Year Ending December 31,                                Amount

                   2001                                                    $  4,016,000
                   2002                                                    $  3,114,000
                   2003                                                    $    445,000
                                                                           -------------
                   TOTAL                                                   $  7,575,000
                                                                           =============

Liquidity and Capital Resources

         Our cash balance as of March 31, 2001 was $5,461,000. During the first quarter of 2001, net cash of $4,913,000 was used for operating activities consisting of net losses of $7,160,000, substantially offset by:

o non-cash expense of $1,214,000 associated with stock and stock-based compensation;
o non-cash expense of $ 447,000 associated with the depreciation of capital assets.

For the three months ended March 31, 2000, net cash of $7,901,000 was used for operating activities consisting of net losses of $17,285,000, substantially offset by stock-based compensation of $7,611,000 and amortization of intangibles of $1,584,000.

         For the three months ended March 31, 2001, net cash of $4,958,000 was used for operating activities consisting of net losses of $7,160,000, offset by stock-based compensation of $1,214,000 and depreciation of $447,000.

         For the three months ended March 31, 2001, we purchased $262,000 in capital equipment and received $2,701,000 in returned security deposits. During the three months ended March 31, 2000, we purchased approximately $1,089,000 in capital equipment and incurred $1,229,000 to develop internal-use software. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

          During the three months ended March 31, 2000, we raised net proceeds of approximately $35,015,000 through the sale of 5,006,390 shares of our common stock at $7.50 per share less related.

         We lease facilities and equipment under non-cancelable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, we are required to provide security totaling $1,088,000. Such security has been provided by deposits and collateralized letters of credit totaling $1,088,000.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the quarter of the calendar year covered by this Report or during the two previous calendar years.

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

                                         MCY.COM, INC.

Date: 5/18/01                           By /s/ Bernhard Fritsch
                                               Bernhard Fritsch, CEO & Chairman