Form 10QSB
period 2001-06-30
MCY COM INC /DE/
filed 2001-08-14
CIK 1020669

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001
                           -------------

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

       62,149,507 at June 30, 2001 of common stock (.001 per value)



                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

Transitional Small Business Issuer Format   Yes  x    No

                         PART I - FINANCIAL INFORMATION

                         MCY.COM, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

MCY.COM, INC. AND SUBSIDIARIES


Condensed Consolidated Balance Sheets

                                                                                             June 30,          December 31,
                                                                                               2001                2000
                                                                                           (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                            $       4,047,000   $      10,300,000
   Sundry receivables                                                                             368,000             343,000
   Available-for-sale securities                                                                3,708,000
   Advances to officer                                                                             91,000             101,000
   Other current assets                                                                            55,000              63,000
                                                                                        -----------------   -----------------

      Total current assets                                                                      8,269,000          10,807,000

Equipment and software, net                                                                     3,523,000           9,034,000

Other assets, including security deposits of $850,000 and $3,789,000, record company advances of $0 and $500,000 and prepaid costs
   of $401,000 and $670,000, respectively.                                                      1,273,000           4,989,000
                                                                                        -----------------   -----------------

                                                                                        $      13,065,000   $      24,830,000
                                                                                        =================   =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities                            $       3,934,000   $       4,538,000
   Obligation related to securities                                                             2,666,000
   Current portion of capital lease obligation                                                                        713,000
   Deferred revenue                                                                               542,000             471,000
                                                                                        -----------------   -----------------

      Total current liabilities                                                                 7,142,000           5,722,000

Capital lease obligation, net of current portion                                                                    1,681,000
                                                                                        -----------------   -----------------
                                                                                                7,142,000           7,403,000
                                                                                        -----------------   -----------------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 shares of Series 1 Preferred Stock issued and outstanding                              1,000               1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   62,149,507 and 59,670,551 shares issued and outstanding, respectively                           62,000              59,000
Common stock payable (50,000 and 1,326,313 shares)                                                525,000           2,360,000
Additional paid-in capital                                                                    185,230,000         182,961,000
Deficit accumulated during the development stage                                             (172,037,000)       (158,491,000)
Cumulative foreign currency translation adjustment                                               (183,000)           (190,000)
                                                                                        ------------------  -----------------
                                                                                               13,598,000          26,700,000
Unamortized deferred compensation                                                              (7,611,000)         (9,209,000)
Stock subscriptions receivable                                                                    (64,000)            (64,000)
                                                                                        -----------------   -----------------
                                                                                                5,923,000          17,427,000
                                                                                        -----------------   -----------------

                                                                                        $      13,065,000   $      24,830,000
                                                                                        =================   =================

MCY.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                              Inception
                                          For the Three Months               For the Six Months           (January 8, 1999)
                                             Ended June 30,                    Ended June 30,                  Through
                                          2001            2000            2001               2000           June 30, 2001


Revenues (Note D)                    $       521,000 $     225,000   $     1,099,000   $       263,000   $       1,916,000
                                     --------------- -------------   ---------------   ---------------   -----------------


Expenses:
   Sales, marketing and public
      relations                              188,000     2,712,000         1,051,000         6,446,000          21,017,000
   Product development                     1,314,000     2,366,000         3,305,000         3,780,000          11,939,000
   Content acquisition                       545,000     5,844,000         1,688,000         7,308,000          22,712,000
   General and administrative              3,050,000     4,341,000         6,968,000        13,903,000          80,874,000
   Amortization of acquired
      intangibles                                        1,584,000                           3,168,000           6,336,000
   Write-off of impaired
      intangible assets                                 21,985,000                          21,985,000          28,385,000
                                     --------------- -------------   ---------------   ---------------   -----------------

                                           5,097,000    38,832,000        13,011,000        56,590,000         171,263,000
                                     --------------- -------------   ---------------   ---------------   -----------------

Operating loss                            (4,576,000)  (38,607,000)      (11,913,000)      (56,327,000)       (169,347,000)
Share of loss of predecessor
   companies                                                                                                      (663,000)
Realized loss on disposition                                                                                    (1,869,000)
   of securities                          (1,869,000)                     (1,869,000)
Interest income, net of interest
   expense                                    60,000       408,000           237,000           843,000           2,413,000
                                     --------------- -------------   ---------------   ---------------   -----------------

Net loss                             $    (6,386,000)$ (38,199,000)  $   (13,546,000)  $   (55,484,000)  $    (169,467,000)
                                     ==============================  ===============   ================  ==================

Net loss per common share -
   Basic and diluted                     $(0.10)         $(0.64)          $(0.22)           $(0.96)
                                         ======          ======           ======            ======

Weighted average common
   shares outstanding                     62,186,000    59,599,000        61,602,000        57,699,000
                                     =============== =============   ===============   ===============

MCY.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)



                                              Preferred Stock                      Common Stock                Common
                                     ---------------------------------- -----------------------------------
                                           # of                               # of              Par             Stock
                                          Shares           Amount            Shares            Value           Payable
                                     ----------------- ---------------- ----------------- ----------------- --------------
Balances - January 1, 2001                1,000,000    $        1,000       59,670,551    $       59,000    $ 2,360,000

Issuance of common stock in
   connection with services to
   the Company                                                                 586,667             1,000

Issuance of stock to ADSX                                                      615,976             1,000

Issuance of common stock
   payable                                                                   1,276,313             1,000       (1,835,000)

Issuance of common stock
   options in connection with
   services to the Company

Cancellation of non-vested
   options issued to employees
   and consultants

Amortization of deferred
   compensation

Comprehensive loss:
   Gain on foreign currency
     translation
   Net loss for period




Balances - June 30, 2001                  1,000,000    $        1,000       62,149,507    $       62,000    $ 525,000
                                     ==============    ==============   ==============    ==============    =========

MCY.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(cont'd)

                                                          Deficit        Cumulative
                                                        Accumulated        Foreign
                                         Additional      During the       Currency        Unamortized          Stock
                                          Paid-In        Development     Translation       Deferred       Subscription
                                          Capital          Stage          Adjustment      Compensation      Receivable     Total
                                     ----------------- ---------------- --------------  ---------------- -------------- ------------
Balances - January 1, 2001            $ 182,961,000    $(158,491,000)   $   (190,000)   $ (9,209,000)    $   (64,000)   $17,427,000

Issuance of common stock in
   connection with services to
   the Company                              298,000                                                                         299,000

Issuance of stock to ADSX                   306,000                                                                         307,000

Issuance of common stock
   payable                                1,834,000

Issuance of common stock
   options in connection with
   services to the Company                  550,000                                         (550,000)

Cancellation of non-vested
   options issued to employees
   and consultants                         (719,000)                                         719,000

Amortization of deferred
   compensation                                                                            1,429,000                      1,429,000

Comprehensive loss:
   Gain on foreign currency
     translation                                                               7,000                                          7,000
   Net loss for period                                   (13,546,000)                                                   (13,546,000)
                                                                                                                        ------------
                                                                                                                        (13,539,000)
                                                                                                                        ------------
Balances - June 30, 2001              $ 185,230,000    $(172,037,000)   $   (183,000)   $ (7,611,000)    $   (64,000)   $ 5,923,000
                                     ==============    ==============   ==============  ==============   ============   ============

                                                                               4

MCY.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)

                                                                           For the           For the
                                                                      Six Months Ended   Six Months Ended   Inception (January
                                                                                                                 8, 1999)
                                                                          June 30,           June 30,            Through
                                                                            2001               2000           June 30, 2001
Cash flows from operating activities:
   Net loss                                                           $    (13,546,000) $    (55,484,000)  $   (169,467,000)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization of equipment
              and software                                                   1,357,000           431,000          2,447,000
           Amortization of intangibles                                                         3,168,000          6,336,000
           Write-off of impaired intangibles, equipment
              and software                                                                    21,985,000         28,385,000
           Stock-based compensation                                          1,728,000        11,242,000         68,594,000
           Compensation paid in securities                                     882,000                              882,000
           Realized loss on disposition of securities                        1,869,000                            1,869,000
           Share of loss of predecessor companies                                                                   663,000
           Changes in:
              Record company advances                                                            195,000
              Receivables                                                      (25,000)         (979,000)          (373,000)
              Other current assets                                              18,000        (2,921,000)           654,000
              Other assets                                                   1,322,000                              690,000
              Accounts payable, accrued expenses, sundry
                liabilities and deferred revenue                              (533,000)        3,001,000          1,774,000
                                                                      ----------------- ----------------   ----------------
Net cash used in operating activities                                       (6,928,000)      (19,362,000)       (57,546,000)
                                                                      ----------------  ----------------   ----------------

Cash flows from investing activities:
   Cost of developing internal-use software                                                   (6,202,000)        (7,558,000)
   Datatek acquisition, net of acquired cash of $565,000                                                         (1,748,000)
   Decrease (increase) in security deposits                                  2,394,000        (2,863,000)        (1,398,000)
   Proceeds from sale of available-for-sale securities                         500,000                            3,700,000
   Investment in available-for-sale securities                                                (3,200,000)        (3,200,000)
   Purchase of equipment                                                                      (6,115,000)        (4,372,000)
                                                                      ----------------  ----------------   -----------------
Net cash provided by (used in) investing activities                          2,894,000       (18,380,000)       (14,576,000)
                                                                      ----------------  ----------------   -----------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                 (1,835,000)        (1,835,000)
   Principal payments on line of credit                                                                             (40,000)
   Principal payments on capital lease obligation                           (2,394,000)                          (2,394,000)
   Proceeds from sale of stock and warrants, net of related costs                             34,353,000         80,759,000
                                                                      ----------------  ----------------   ----------------

Net cash (used in) provided by financing activities                         (2,394,000)       32,518,000         76,490,000
                                                                      ----------------- ----------------   ----------------

Effect of exchange rate changes on cash                                        175,000           198,000           (321,000)
                                                                      ----------------  ----------------   ----------------

Net (decrease) increase in cash and cash equivalents                        (6,253,000)        5,461,000          4,047,000
Cash and cash equivalents, beginning of period                              10,300,000        26,060,000
                                                                      ----------------  ----------------

Cash and cash equivalents, end of period                              $      4,047,000  $     21,034,000   $      4,047,000
                                                                      ================  ================   ================

MCY.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Continued)
(Unaudited)

                                                                           For the           For the
                                                                      Six Months Ended   Six Months Ended   Inception (January
                                                                                                                 8, 1999)
                                                                          June 30,           June 30,            Through
                                                                            2001               2000           June 30, 2001
Supplemental disclosures of non-cash investing and financing activities:
      Issuance of warrants relating to events                                           $      3,894,000
      Deferred compensation to consultants and employees by
        issuance of options                                           $        550,000                     $     41,997,000
      Acquisition of securities in connection with sale of
        internal-use software ($3,986,000), incurrence of related
        obligation ($9,000,000) and issuance of common
        stock ($307,000)                                              $     13,293,000                     $     13,293,000
      Reduction in market value of securities and related
        obligation                                                    $      6,334,000                     $      6,334,000
      Issuance of common stock payable                                $      1,835,000                     $      1,835,000
      Issuance of stock for stock subscription receivable                                                  $         64,000
      Issuance of stock and warrants in connection with Datatek
        acquisition                                                                                        $     25,590,000
      Issuance of stock for notes payable and accrued interest                                             $        730,000
      Acquisition of fixed assets by capital lease                                                         $      2,394,000

MCY.COM, INC. AND SUBSIDIARIES

Condensed Notes to Financial Statements
June 30, 2001

NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the "Company") and its wholly-owned subsidiaries after elimination of all intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000.

The Company operates an Internet website offering an interactive environment and virtual music store where music buyers can purchase digital music downloads and web-casts in an encrypted and enhanced format, as well as other products. Due to several factors which occurred in the year ended December 31, 2000, it repositioned its operations to focus on (i) the acquisition, production and sales through broadcast, cable, Internet and physical distribution channels of premium music and media products, and (ii) the development and sale of NETrax technology that will provide customers with solutions for the secure and accountable distribution of digital assets across all of the emerging digital channels, i.e., Internet, broadband and wireless. These two businesses, although complementary, are not dependent upon each other for customers or revenue. The Company is considered to be in the development stage since, although planned operations have commenced, there have been no significant revenues therefrom.

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

Management believes that operating losses and negative operating cash flows will continue in fiscal year 2001 and thereafter which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company may attempt to raise additional financing through additional private placements. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.



NOTE B - COMMITMENTS AND CONTINGENCIES

[1]      Lease commitments:

(a)      Operating:

       The Company leases facilities and equipment under noncancellable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, the Company has provided security deposits of $850,000 (included in other assets.)

       Future minimum annual lease payments as of June 30, 2001 are as follows:

                       For The Year Ending
                          December 31,
                   2001 (July 1 through December 31)            $       468,000
                   2002                                                 876,000
                   2003                                                   7,000
                   2004                                                       0
                   2005                                                       0
                                                                ---------------
                                                                $     1,351,000

                                                                ---------------
(b)      Capital:

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

[2]      Legal proceedings:

On May 3, 2000, an individual who had been retained by MCY America, Inc. and MusicWorld to obtain equity capital from a specific investor for MusicWorld filed a complaint against the defendants MCY America, Inc. and MusicWorld in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the plaintiff's claims lack substantial merit and intends to vigorously defend against this action. The Company's motion for summary judgment is currently pending before the court.

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

During the quarter ended March 31, 2001, MusicWorld filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between parties entered into in September, 2000. In summary, among other claims, the Company claims that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments aggregating $150,000 made by the Company to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000. The parties are currently in arbitration.

The ultimate outcome of the litigation and arbitration referred to in the second through fifth paragraphs above is not presently determinable, however, management believes that an adverse outcome in any of such matters could have a material adverse effect on the financial position or results of operations of the Company.


NOTE C - STOCKHOLDERS' EQUITY

[1] During the six months ended June 30, 2001, the Company issued to a vendor 1,742,980 shares of common stock (including 1,276,313 shares previously recorded as issuable) in payment for services, 120,000 shares of common stock to artists and 615,976 shares (see Note D) in connection with the ADSX transaction.

[2] During the six months ended June 30, 2001, in connection with the resignation of certain employees, approximately 1,555,000 non-vested options previously granted were cancelled. Additionally, with respect to those certain employees, the period over which approximately 538,000 vested options are exercisable will expire 90 days from date of resignation and, as of June 30, 2001, 445,000 of those vested options expired.

[3] During the six months ended June 30, 2001, the Company issued an option to purchase 2,500,000 shares of the Company's stock at an exercise price of $0.35 to a consultant. Such option was valued at $550,000 utilizing the Black-Scholes valuation model and the following factors; a fair market value of $0.43 per share, an expected life of 3 years, a risk-free interest rate of 5.70%, a dividend rate of $0.00 and a volatility of 60%.


NOTE D - LICENSE AGREEMENT

In October 2000, the Company signed an agreement to license their proprietary secure digital encryption and distribution technologies, including its NETrax software, to Applied Digital Solutions, Inc. ("ADSX"), a provider of e-business solutions (the "Agreement".) The Agreement, as amended on March 30, 2001, allows ADSX to utilize the Company's NETrax technologies for certain non-entertainment business-to-business applications. Under the terms of the Agreement, on April 3,

2001, the Company received net consideration of approximately $3,986,000 for the grant of the license, consisting of $13,293,000, representing the quoted market value of the approximately 11.8 million shares of common stock of ADSX (a publicly held company whose shares are traded on the NASDAQ); reduced by $307,000, representing the quoted market value of the approximately 615,000 shares of common stock of the Company issued to ADSX and cash, not to exceed $9,000,000, payable to ADSX from certain proceeds of the sale by the Company of ADSX's stock. Such net consideration is based on the quoted market price of the common stock of ADSX and the Company on April 3, 2001, the date the software and shares were released from escrow. The net consideration received was applied in accordance with SOP 98-1 to reduce the approximately $3,986,000 carrying value of the NETrax software.

Under the terms of the Agreement, the Company is to keep the first $2,000,000 realized from the sale of ADSX shares, with the next $9,000,000 realized to be paid to ADSX in satisfaction of the $9,000,000 payable, and any proceeds in excess of $11,000,000 are to be kept by the Company. Alternately, the $9,000,000 payable to ADSX can be satisfied by the return to ADSX of any unsold shares held by the Company at October 13, 2001. As of June 30, 2001, the Company is deemed to have realized a total of $958,000 in proceeds from the disposition of ADSX shares and is entitled to retain the next $1,042,000 in proceeds. The quoted market price at June 30, 2001 of the remaining ADSX shares held by the Company amounted to approximately $3,708,000. As of June 30, 2001, the obligation to ASDX has been reduced to $2,666,000 by realized and unrealized losses aggregating $6,334,000 due to the decline in market value of the ADSX shares which are for the account of ADSX. Any future proceeds, up to $9,000,000, realized in excess of $1,042,000, together with any remaining unsold shares may be transferred to ADSX in full payment of any remaining obligation. During the three months ended June 30, 2001, the Company has realized losses aggregating $1,869,000 on disposition of the ADSX shares, including the loss referred to below. Such amount is net of $562,000 of realized losses charged to ADSX.

In accordance with the terms of amended employment agreements entered into on April 1, 2001, the Company's Chairman and CEO, and its Manager of Business Affairs, each was entitled to receive; (i) shares of ADSX stock valued at $200,000 based on the closing bid price on April 3, 2001 and (ii) 10% of the ADSX shares remaining (if any) after satisfaction of the $9,000,000 obligation payable out of proceeds of the sale of ADSX shares. Compensation expense of $400,000 was recognized by the Company as a result of such agreement. The transfer of shares to the individuals was delayed until June 15, 2001 when the registration statement filed by ADSX registering the Company's shares was declared effective by the SEC. As a result of the delay and the intervening decline in quoted market price of the ADSX stock, the Company agreed to provide additional shares to the Company's Chairman and CEO, and its Manager of Business Affairs so that the quoted market price of the total shares issued to each individual totaled $200,000 on June 15, 2001. As a result, the Company recognized an additional $283,000 in compensation and $681,000 in realized loss on disposition of securities. . In addition, two other individuals each received ADSX stock as compensation for assistance in completing the transaction, resulting in $199,000 of compensation expense.


NOTE E - SUBSEQUENT EVENT

On July 7, 2001, the Company .entered into a Letter of Intent to acquire a privately held sports and entertainment company (the "Target") in an exchange of stock, whereby the Company would receive all of the outstanding stock of the Target in exchange for 5,000,000 shares of the Company's common stock. The acquisition is contingent upon the Target's acquiring a music catalog from a third party. There can be no assurance that any of these transactions will occur.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         When used in this discussion and analysis, the words "anticipates," "estimates," "expects" and similar terms are intended to identify forward-looking statements regarding our activities that are subject to risks and uncertainties, including those set forth above under "Risk Factors," that could cause actual results to differ materially from those projected. These forward-looking statements refer only to the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in events, conditions or circumstances on which any statement is based. You should read this discussion and analysis in conjunction with the financial statements and other financial information contained in this Quarterly Report on Form 10-QSB.

         In addition to historical statements, this Quarterly Report on Form 10-QSB contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "anticipates," "believes," "estimates," "expects," "may," "will," and similar expressions. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the Company's prior SEC filings.

Results of Operations

         We are a next-generation media company, focused on the acquisition, production and sale of premium music and media products across all available channels. To enable the secure and accountable delivery of digital assets over digital channels, we also develop and license proprietary digital rights management and digital asset management technologies.

         During the first six months of 2001, we focused our efforts on the commercialization of our content assets and the completion of our technology platform.

         We are subject to the general risks associated with, in the case of our technology business, the growth of a development stage technology company that is moving to commercialize its products, and in the case of our media business, a competitive market for the acquisition, production and licensing of music and media products.

         We have incurred significant net losses since inception and generated minimal revenues related to our planned operations during the first six months of 2001. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including:

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

Net Revenues

         For the quarter and six months ended June 30, 2001, our consolidated revenue totaled $521,000 and $1,099,000, respectively. Revenue for the quarter and six months ended June 30, 2001 consisted primarily of licensing fees derived from the exploitation of media rights and products related to music concert events.

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

         Sales, marketing and public relations costs for the quarters ended June 30, 2001 and 2000 totaled $188,000 and $2,712,000, respectively. Sales and marketing expenses costs for the six months ended June 30, 2001 and 2000 totaled $1,051,000 and $6,446,000, respectively. A significant portion of 2000 sales and marketing budgets were expended on activities designed to increase MCY consumer brand awareness. In 2001 sales and marketing activities have been entirely focused on the acquisition and management of business-to-business customers.

         We expect a continued reduction in sales and marketing expenditures in 2001 due to: (1) increased outsourcing of technology sales through performance-based compensation agreements; and (2) the shift of almost all content marketing expenditures to business-to-business licensing and distribution partners.

Product Development Expenses

         Our predecessor companies began developing the NETrax(TM) suite of products in 1995. Product development expenses consist principally of:

o        software development;
o        telecommunications and network services charges;
o        www.mcy.com website development and maintenance; and
o salaries, including stock-based compensation, and other expenses related to building our digital music distribution platform and partnerships.

         Since inception, we have spent over $23,000,000 designing and building NETrax(TM) including expenses related to software, equipment, personnel and direct product development expenses. Our direct product development expenses for the quarters ended June 30, 2001 and 2000 were $1,314,000 and $2,366,000, respectively. Product development expenses for the six months ended June 30, 2001 and 2000 were $3,305,000 and $3,780,000, respectively.

         We expect minimal technology product development costs for the remainder of 2001. Furthermore, with the formation of our NETrax Technologies, Inc. ("NTI") subsidiary, subject to availability of sufficient capital, we expect an increase in the level of operational and developmental activities.

Content Acquisition

         Costs incurred with respect to content acquisition include amounts paid to secure rights to music and related media as well as the costs related to the production and delivery of finished products to our customers, including stock-based compensation and the costs of employee salaries as well as consultants dedicated to content acquisition activities. Content acquisition costs for the quarter ended June 30, 2001 and 2000 totaled $545,000 and $5,844,000, respectively. Content acquisition costs for the six months ended June 30, 2001 and 2000 $1,688,000 and $7,308,000, respectively. The reduction in content acquisition costs is due to a reduction in rights related sponsorship activities, and to an increased focus on smaller, more cost effective event production.They were offered at no charge and, therefore, were included in sales and marketing expenses. In 2001, we no longer use such strategy.

General and Administrative Expenses

         General and administrative expenses consist primarily of stock-based compensation, and executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended June 30, 2001 and 2000 were $3,050,000 and $4,341,000, respectively. General and administrative costs for the six months ended June 30, 2001 and 2000, were $6,968,000 and $13,903,000, respectively. In
2000, $7,287,000 of our general and administrative expenses was attributable to stock-based compensation. In 2001, stock-based compensation totaled $1,728,000. This decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation which accounted for $5,559,000 of this difference, partially offset by an increases in other expenses. For the remainder 2001, we expect general and administrative expenses to decrease due to cost cutting initiatives begun in August 2000.

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

Amortization of Acquired Intangibles

         During 1999, Music World acquired certain predecessor companies. As a result, we recorded intangible assets comprised as follows:

                  Technology and related contracts                                       $   4,410,000
                  Record label contracts and catalogs                                    $     630,000
                  Excess of cost over fair value of identifiable net assets acquired     $  23,281,000
                                                                                         -------------
                                                                                         $  28,321,000

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

Stock Based Compensation

         We recorded charges related to stock based compensation for the quarter and six months ended June 30, 2001 of $514,000 and $1,728,000, respectively. Future amortization related to stock based compensation will be:

                   Year Ending December 31,                                     Amount
                   ------------------------                                     ------
                   2001 (July 1 through December 31 only)                  $      4,049,000
                   2002                                                    $      3,114,000
                   2003                                                    $        448,000

Liquidity and Capital Resources

         Our cash balance as of June 30, 2001 was $4,047,000. Net cash of $6,928,000 was used for operating activities during the six months ended June 30, 2001 consisting of net losses of $13,546,000, substantially offset by: non-cash expenses of $1,728,000 associated with stock and stock-based compensation and $1,357,000 associated with the depreciation of capital assets, as well as realized loss on sale of securities of $1,869,000.

         During the six months ended June 30, 2000, net cash of $19,362,000 was used for operating activities consisting of net losses of $55,484,000, substantially offset by non-cash items such as stock-based compensation of $11,242,000, depreciation of $431,000, amortization of intangibles of $3,168,000 and write-off of impaired intangibles of $21,985,000.

         During the six months ended June 30, 2000, we purchased $6,115,000 in capital equipment and incurred $6,202,000 in internal-use software development costs. No such costs were incurred during the six months June 30, 2001. We expect to incur negative cash flow from operations for the foreseeable future, as we continue to develop our business.

         The Company has incurred substantial operating losses and sustained substantial operating cash outflows. Management believes that operating losses and negative operating cash flows will continue in fiscal year 2001 and thereafter which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing through additional private placements. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

         During the six months ended June 30, 2000, we raised net proceeds of approximately $34,353,000 through the sale of 5,006,390 shares of our common stock at $7.50 per share less related costs of approximately $3,200,000. No proceeds were raised during the six months ended June 30, 2001.

         We lease facilities and equipment under non-cancelable operating leases expiring through October 2004. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, we are required to provide security totaling $850,000. Such security has been provided by deposits and collateralized letters of credit.

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

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 3, 2000, an individual who had been retained by MCY America, Inc. and MusicWorld to obtain equity capital from a specific investor for MusicWorld filed a complaint against the defendants MCY America, Inc. and MusicWorld in federal District Court in New York City, alleging claims for breach of contract, promissory estoppel and unjust enrichment. The plaintiff appears to allege a claim for breach of a written engagement agreement and that the defendants allegedly breached an oral agreement to compensate the plaintiff for enabling the defendants to obtain financing through a well-known investment banking firm. The plaintiff asserts further that he is entitled to a cash fee, as well as stock options, in return for his alleged involvement in the financing, and seeks damages of at least $13,315,000, together with prejudgment interest and costs. The Company believes that the plaintiff's claims lack substantial merit and intends to vigorously defend against this action. The Company's motion for summary judgment is currently pending before the court.

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

During the quarter ended March 31, 2001, MusicWorld filed for arbitration with the American Arbitration Association against SFX Marketing, Inc. ("SFX") claiming breach of contract arising out of an agreement between parties entered into in September, 2000. In summary, among other claims, the Company claims that SFX failed to perform under the terms of the agreement between the parties and seeks rescission of the agreement and return of payments aggregating $150,000 made by the Company to SFX. SFX has filed a counter arbitration arising out of the same agreement seeking payments under the contract totaling $600,000. The parties are currently in arbitration.

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

                                         MCY.COM, INC.

Date: 8/14/01                           By /s/ Bernhard Fritsch
                                               Bernhard Fritsch, CEO & Chairman