Form 10QSB
period 2001-09-30
MCY COM INC /DE/
filed 2001-11-13
CIK 1020669

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2001
                               -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                    ------------    --------------

                           Commission File No. 0-25167

                                  MCY.COM, INC.
                         ------------------------------

                 (Name of Small Business Issuer in its Charter)

    Delaware                                                 13-4049302
---------------------------------                   ----------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer I.D. No.)
   incorporation or organization)

                               509 Madison Avenue
                               New York, NY 10022
                          ----------------------------

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

   (1)   Yes  X     No                               (2)   Yes   X     No
            -----      -----                          -----     -----

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be Filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes_____ No_____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes Of common equity, as of the latest practicable date:

     62,149,507 at September 30, 2001 of common stock (.001 per value)

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

Transitional Small Business Issuer Format    Yes       No  x

                         PART I - FINANCIAL INFORMATION


                         MCY.COM, INC. AND SUBSIDIARIES
                          (a development stage company)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Balance Sheets

                                                                                          September 30,        December 31,
                                                                                               2001                2000
                                                                                           (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                            $       2,895,000   $      10,300,000
   Sundry receivables                                                                             128,000             343,000
   Short term investments                                                                         611,000                   0
   Advances to officer                                                                             97,000             101,000
   Other current assets                                                                           812,000              63,000
                                                                                        -----------------   -----------------

      Total current assets                                                                      4,543,000          10,807,000

Equipment and software, net                                                                     2,051,000           9,034,000

Other assets, including security deposits of $168,000 and $3,789,000, record company advances of $0 and $500,000 and prepaid event costs
   of $625,000 and $670,000, respectively.                                                        793,000           4,989,000
                                                                                        -----------------   -----------------

                                                                                        $       7,387,000   $      24,830,000
                                                                                        =================   =================

LIABILITIES
Current liabilities:
   Accounts payable, accrued expenses and sundry liabilities                            $       3,595,000   $       4,538,000
   Obligation related to securities                                                               611,000                   0
   Current Portion of capital lease obligation                                                          0             713,000
   Deferred revenue                                                                               472,000             471,000
                                                                                        -----------------   -----------------

      Total current liabilities                                                                 4,678,000           5,722,000

Capital lease obligation, net of current portion                                                        0           1,681,000
                                                                                        -----------------   -----------------
                                                                                                4,678,000           7,403,000
                                                                                        -----------------   -----------------

Commitments and contingencies (Note B)

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 10,000,000 shares authorized;
   1,000,000 shares of Series 1 Preferred Stock issued and outstanding                              1,000               1,000
Common stock - $.001 par value; 100,000,000 shares authorized;
   62,149,507 and 59,670,551 shares issued and outstanding, respectively                           62,000              59,000
Common stock payable (50,000 and 1,326,313 shares)                                                525,000           2,360,000
Additional paid-in capital                                                                    185,230,000         182,961,000
Deficit accumulated during the development stage                                             (177,826,000)       (158,491,000)
Cumulative foreign currency translation adjustment                                               (340,000)           (190,000)
                                                                                        ------------------  -----------------
                                                                                                7,652,000          26,700,000
Unamortized deferred compensation                                                              (4,879,000)         (9,209,000)
Stock subscriptions receivable                                                                    (64,000)            (64,000)
                                                                                        -----------------   -----------------
                                                                                                2,709,000          17,427,000
                                                                                        -----------------   -----------------

                                                                                        $       7,387,000   $      24,830,000
                                                                                        =================   =================

See notes to financial statements                                              2

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                                                  Inception
                                              For the Three Months               For the Nine Months          (January 8, 1999)
                                               Ended September 30,               Ended September 30,               Through
                                              2001             2000            2001              2000         September 30, 2001


Revenues                                $       201,000   $     211,000   $     1,300,000   $       474,000  $       2,117,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

Expenses:
   Sales, marketing and public
      Relations                               614,000         2,178,000         1,665,000         8,627,000         21,630,000
   Product development                        855,000         1,797,000         4,160,000         5,512,000         12,794,000
   Content acquisition                        163,000         2,753,000         1,851,000        10,107,000         22,875,000
   General and administrative               3,513,000         3,042,000        10,482,000        16,961,000         84,388,000
   Amortization of acquired
      Intangibles                                                                                 3,168,000          6,336,000
   Write-off of impaired intangibles,
      equipment and software                 1,000,000                          1,000,000        21,985,000         29,385,000
                                        ---------------   -------------   ---------------   ---------------  -----------------
                                             6,145,000        9,770,000        19,158,000        66,360,000        177,408,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

Operating loss                               (5,944,000)     (9,559,000)      (17,858,000)      (65,886,000)      (175,291,000)
Share of loss of predecessor
   companies                                          0               0                 0               0             (663,000)
Loss on disposition of investments               75,000                        (1,794,000)                          (1,794,000)
Interest income, net of interest
   Expense                                       80,000         493,000           317,000         1,336,000          2,493,000
                                        ---------------   -------------   ---------------   ---------------  -----------------

Net loss                                $    (5,789,000)  $  (9,066,000)  $   (19,335,000)  $   (64,550,000) $    (175,255,000)
                                        ================  ==============  ===============   ================ ==================

Net loss per common share -
   basic and diluted                         $(0.09)          $(0.89)          $(0.31)          $(1.10)
                                             ======           ======           ======           =======

Weighted average common
   Shares outstanding                        62,149,000      50,295,000        61,785,000        58,556,000
                                        ===============   =============   ===============   ===============


See notes to condensed consolidated financial statements                       3

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

Condensed Consolidated Statement of Cash Flows - Unaudited

                                                                                                                     For the
                                                                                                                   Period From
                                                                                                                   January 8,
                                                                                                                      1999
                                                                               For the            For the          (Inception)
                                                                          Nine Months Ended  Nine Months Ended       Through
                                                                            September 30,      September 30,      September 30,
                                                                                 2001               2000              2001
Cash flows from operating activities:
   Net loss                                                               $    (19,335,000)  $    (64,550,000)  $   (175,256,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization of equipment and software               1,829,000            837,000          2,919,000
           Amortization of intangibles                                                              3,168,000          6,336,000
           Write-off of impaired intangibles, equipment and software             1,000,000         21,985,000         29,385,000
           Stock-based compensation                                              4,460,000         14,348,000         71,326,000
           Noncash compensation                                                    999,000                  0            999,000
                  Realized (loss) on disposition of securities                   1,752,000                             1,752,000
           Share of loss of predecessor companies                                                                        663,000
           Changes in:
              Record company advances                                                               1,422,000
              Receivables                                                          215,000           (134,000)          (133,000)
              Other current assets                                                (745,000)                             (109,000)
              Other assets                                                       1,802,000         (6,141,000)         1,170,000
              Accounts payable, accrued expenses and sundry
                Liabilities                                                       (900,000)           623,000          1,407,000
                                                                          -----------------  ----------------   ----------------
                   Net cash used in operating activities                        (8,923,000)       (28,442,000)       (59,541,000)
                                                                          -----------------  ----------------   ----------------

Cash flows from investing activities:
   Cost of developing internal-use software                                                        (6,202,000)        (7,558,000)
   Datatek acquisition, net of acquired companies cash of $565,000                                                    (1,748,000)
   Decrease (increase) in security deposits                                      2,394,000         (1,625,000)        (1,398,000)
   Proceeds from the sale of short term investments                              1,500,000                             1,500,000
   Purchase of equipment                                                                           (3,683,000)        (4,372,000)
                                                                          ----------------   -----------------  ----------------
                   Net cash provided by (used in) investing activities           3,894,000       (11,510,000)        (13,576,000)
                                                                          ----------------   -----------------  ----------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                     (1,835,000)         (1,835,000)
   Sale of warrants                                                                                  750,000             750,000
     Payment of line of credit
                                                                                                                         (40,000)
   Principal payments on capital lease obligation                               (2,394,000)                           (2,394,000)
   Proceeds from sale of stock and warrants, net of related costs                                 34,353,000          80,009,000
                                                                          ----------------   -----------------  ----------------

                   Net cash (used in) provided by financing activities          (2,394,000)       33,268,000         76,490,000
                                                                          ----------------   -----------------  ----------------

Effect of exchange rate changes on cash                                             18,000          (248,000)          (478,000)
                                                                          ----------------   -----------------  ----------------

Net (decrease) increase in cash and cash equivalents                            (7,405,000)       (6,932,000)          2,895,000
Cash and cash equivalents, beginning of period                                  10,300,000        26,060,000
                                                                          ----------------   -----------------  ----------------

Cash and cash equivalents, end of period                                  $      2,895,000   $    19,128,000    $      2,895,000
                                                                          ================   ================   ================

Supplemental disclosures of non-cash investing and financing activities:
      Issuance of warrants relating to events                                                $     3,889,000    $      3,889,000
      Deferred compensation to consultants and employees                  $        550,000   $     5,678,000    $     41,997,000
        by issuance of options
      Acquisition of securities in connection with sale of internal-use   $     13,293,000                      $     13,293,000
        software ($3,986,000), incurrence of related obligaition
        ($9,000,000) and issuance of common stock ($307,000)
      Reduction in market value of securities and related obligation      $      8,389,000                      $     8,389,000
      Issuance of stock and warrants for software development                                $     1,835,000    $     1,835,000
      Issuance of common stock payable                                    $      1,835,000                      $     1,835,000
      Issuance of stock for subscription receivable                                          $        38,000    $        64,000
      Issuance of stock and warrants in connection with Datatek                                                 $    25,590,000
        acquisition
      Issuance of stock for notes payable and accrued interest                                                  $       730,000
      Acquisition of fixed assets by capital lease                                                              $     2,394,000

See notes to financial statements                                              4

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

NOTE A - THE COMPANY

The accompanying financial statements include the accounts of MCY.com, Inc. (the "Company") and its wholly-owned subsidiaries after elimination of all intercompany transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000.

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

Management believes that operating losses and negative operating cash flows will continue in fiscal year 2001 and thereafter which raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional financing through additional private placements. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.


NOTE B - COMMITMENTS AND CONTINGENCIES

[1]      Lease commitments:

      (a)  Operating:
       The Company leases facilities and equipment under noncancellable operating leases expiring through July 2003. Such leases provide for annual payments as detailed below. In connection with the aforementioned leases, the Company has provided security deposits of $168,000 (included in other assets.)

       Future minimum annual lease payments as of September 30, 2001 are as follows:

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

                       For The Year Ending
                          December 31,
                   2001 (October 1 through December 31)         $        58,000
                   2002                                                 110,000
                   2003                                                   7,000
                                                                 --------------
                                                                $       175,000
                                                                 ==============

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

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

In July 2000, MusicWorld commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, the Company alleges breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for MusicWorld to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages in the amount of out-of-pocket costs incurred thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims for $1,000,000 against MusicWorld for breach of contract . The Company settled this matter during the fourth quarter of 2001 by payment of $20,000.


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

NOTE C - STOCKHOLDERS' EQUITY

[1] During the nine months ended September 30, 2001, the Company issued to a vendor 1,742,980 shares of common stock (including 1,276,313 shares previously recorded as issuable) in payment for services, 120,000 shares of common stock to artists and 615,976 shares to purchase software (see Note D ) in connection with the ADSX transaction.

[2] During the nine months ended September 30, 2001, in connection with the resignation of certain employees, approximately 1,648,000 non-vested options previously granted were cancelled. Additionally, with respect to those certain employees, the period over which approximately 646,000 vested options are exercisable was modified to 90 days from date of resignation and 538,000 of those vested options were subsequently cancelled.

[3] During the nine months ended September 30, 2001, the Company issued an option at an exercise price of $0.35 to purchase 2,500,000 shares of the Company's stock to a consultant at an exercise price of $0.35. Such option was valued at $550,000 utilizing the Black-Scholes valuation model and the following factors; a fair market value of $0.43 per share, an expected life of 3 years, a risk-free interest rate of 5.70%, a dividend rate of $0.00 and a volatility of 60%.

NOTE D - LICENSE AGREEMENT

In October 2000, the Company signed an agreement to license their proprietary secure digital encryption and distribution technologies, including its NETrax software, to Applied Digital Solutions, Inc. ("ADSX"), a provider of e-business solutions (the "Agreement"). The Agreement, as amended on March 30, 2001, allows ADSX to utilize the Company's NETrax technologies for certain non-entertainment business-to-business applications. Under the terms of the agreement, on April 3, 2001, the Company received net consideration of approximately $3,986,000 for the grant of the license, consisting of $13,293,000, representing the quoted market

MCY.COM, INC. AND SUBSIDIARIES
(a development stage company)

value of the approximately 11.8 million shares of common stock of ADSX (a publicly held company whose shares are traded on the NASDAQ); reduced by $307,000, representing the quoted market value of the approximately 615,000 shares of common stock of the Company issued to ADSX and cash, not to exceed $9,000,000, payable to ADSX from certain proceeds of the sale by the Company of ADSX's stock. Such net consideration is based on the quoted market price of the common stock of ADSX and the Company on April 3, 2001, the date the software and shares were released from escrow. The net consideration received was applied in accordance with SOP 98-1 to reduce the approximately $3,986,000 carrying value of the NETrax software.

Under the terms of the Agreement, the Company is to keep the first $2,000,000 realized from the sale of the ADSX shares with the next $9,000,000 realized to be paid to ADSX in satisfaction of the $9,000,000 payable and any proceeds in excess of $11,000,000 are to be kept by the Company. Alternately, the $9,000,000 payable to ADSX can be satisfied by the return to ADSX of any unsold shares held by the Company at October 13, 2001. As of September 30, 2001, the Company is deemed to have realized a total of $1,958,000 in proceeds from the disposition of ADSX shares and is entitled to retain the next $42,000 in proceeds. The quoted market price at September 30, 2001 of the remaining ADSX shares held by the Company amounted to approximately $611,000. As of September 30, 2001, the obligation to ADSX has been reduced to $611,000 by realized and unrealized losses aggregating $8,389,000 due to the decline in market value of the ADSX shares which are for the account of ADSX. Any future proceeds, up to $9,000,000, realized in excess of $42,000, together with any remaining unsold shares may be transferred to ADSX in full payment of any remaining obligation. During the three months ended September 30, 2001, the Company has realized losses aggregating $42,000 on disposition of the ADSX shares, including the loss referred to below. Such amount is net of $562,000 of realized losses charged to ADSX.

In accordance with the terms of amended employment agreements entered into on April 1, 2001, the Company's Chairman and CEO, and its Manager of Business Affairs, each was entitled to receive; (i) shares of ADSX stock valued at $200,000 based on the closing bid price on April 3, 2001 and (ii) 10% of the ADSX shares remaining (if any) after satisfaction of the $9,000,000 obligation payable out of proceeds of the sale of ADSX shares. Compensation expense of $400,000 was recognized by the Company as a result of such agreement. The transfer of shares to the individuals was delayed until June 15, 2001 when the registration statement filed by ADSX registering the Company's shares was declared effective by the SEC. As a result of the delay and the intervening decline in quoted market price of the ADSX stock, the Company agreed to provide additional shares to the Company's Chairmen and CEO, and its Manager of Business Affairs so that the quoted market price of the total shares issued to each individual totaled $200,000 on June 15, 2001. As a result, the Company recognized an additional $283,000 in compensation and $681,000 in realized loss on disposition of securities. In September, 2000, the Company agreed to provide additional shares to the Company's Chairman and CEO, and its Manager of Business Affairs so that the total that the individuals received equaled $200,000. As a result, the Company recognized an additional $117,000 in compensation expense and $822,000 in realized loss on disposition of securities, offset by the reduction in the obligation related to ADSX. In addition, two other individuals each received ADSX stock as compensation for assistance in completing the transaction, resulting in $199,000 of compensation expense.

Subsequent to September 30, 2001 the Company returned the remaining unsold shares to ADSX in full payment of the remaining obligation.

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

Results of Operations

         MCY is a media company focused on the cross-channel distribution of music products. To enable the secure and accountable delivery of digital assets over digital channels, we have developed proprietary digital rights management and digital asset management technologies.

         During the third quarter of 2001 we primarily focused our efforts on the restructuring of operations in keeping with market conditions and capital constraints, and on event production and licensing.

         Restructuring efforts included the reduction of staff; the transfer of operations to smaller offices; the reduction of outsourced activities; the streamlining of our technical infrastructure; the replacement or renegotiation of service relationships; and the reduction of short-term liabilities.

         No revenue was generated from digital distribution and technology licensing activities in the third quarter, due to factors including, but not limited to, the ongoing impact of digital piracy, controls and barriers imposed by major music owners, and a slowdown in corporate technology investment.

         Third quarter event production and licensing activities included the licensing of MCY's Kid Creole and The Coconuts DVD and CD products;
the completion of post-production for the Pete Townshend Lifehouse Concert; the initiation of post-production for the Deep Purple and Dave Mason concerts; the pay-per-view broadcast of The Who Live From Royal Albert Hall; and the commercial DVD release of The Who Live from Royal Albert Hall and Sammy Hagar and the Waboritas' Cabo Wabo Bash.

         We are subject to the general risks associated with, in the case of our technology business, the growth of a development-stage technology company that is moving to commercialize its products, and in the case of our media business, a competitive and evolving market for the acquisition, production and licensing of music and media products.

         We have incurred significant net losses since inception and generated minimal revenues related to our planned operations during the third quarter of 2001. We may experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

o        general global economic conditions;
o        actions of major music and media conglomerates;
o        the impact of digital piracy and copyright violation;
o        the speed and nature of broadband growth;
o        consumer and business demand for music media products;
o        consumer and business demand for digital content delivery solutions;
o        the introduction of new products and services by us or our competitors;
         and,
o        pricing behavior in the music and technology industries.
o        the amount and timing of available financing for operations.

Net Revenues

         For the quarter and nine months ended September 30, 2001, our consolidated revenue totaled $201,000 and $1,300,000, respectively. Revenue for the quarter and nine months ended September 30, 2001 consisted of revenue from media licensing.

          Revenue from the licensing and distribution of content through broadcast, cable, wireless and physical distribution channels is recorded in the licensing period in which the broadcast and/or distribution takes place. This licensing period may have a lifetime of several months or, in some cases, several years.

Sales, Marketing and Public Relations Expenses

         Sales, marketing and public relations expenses consist principally of:

o        salaries and benefits, including stock-based compensation;
o        consulting fees and expenses; and
o        production and sales-related costs.
         Sales, marketing and public relations costs for the quarters ended September 30, 2001 and 2000 totaled $614,000 and $2,178,000, respectively. Sales and marketing expenses costs for the nine months ended September 30, 2001 and 2000 totaled $1,665,000 and $8,627,000, respectively.

Research and Development Expenses

         Our predecessor companies began developing the NETrax(TM) suite of products in 1995. Research and development expenses consist principally of:

o        salaries, including stock-based compensation;
o        software development and maintenance;
o        telecommunications and network services charges; and
o        website development and maintenance.

         Since inception, we have spent over $23,000,000 designing, building and packaging NETrax(TM) including expenses related to software, equipment, personnel and direct research and development expenses. Our direct research and development expenses for the quarters ended September 30, 2001 and 2000 were $855,000 and $1,797,000, respectively. Development expenses for the nine months ended September 30, 2001 and 2000 were $4,160,000 $5,512,000, respectively.

Content Development

         Costs incurred with respect to content development include amounts paid to secure rights to music and related media as well as the costs related to the production and delivery of finished products to our customers, including stock-based compensation and the costs of employee salaries as well as consultants dedicated to content acquisition activities. Content development costs for the quarter ended September 30, 2001 and 2000 totaled $163,000 and $2,753,000, respectively. Content development costs for the nine months ended September 30, 2001 and 2000 $1,851,000 and $10,107,000, respectively. The reduction in content development costs is due to the fact that in 2000, events we acquired were offered to consumers free-of-charge to create brand awareness and, therefore, were designated as sales and marketing expenses.

General and Administrative Expenses

         General and administrative expenses consist primarily of stock-based compensation and executive management, finance, legal, administrative and related overhead costs, such as rent and insurance. General and administrative expenses for the quarters ended September 30, 2001 and 2000 were $3,514,000 and $3,042,000, respectively. General and administrative costs for the nine months ended September 30, 2001 and 2000, were $10,482,000 and $16,961,000, respectively. In 2000, $8,887,000 of our general and administrative expenses was attributable to stock-based compensation. In 2001, stock-based compensation and compensation paid in securities totaled $5,459,000. This decrease in general and administrative expenses is primarily attributable to the decrease in stock-based compensation which accounted for $3,428,000 of this difference. For the remainder 2001, we expect general and administrative expenses to decrease due to cost cutting initiatives begun in August 2000.

Equipment and Software

         Based on the limited revenues to date earned by us related to our equipment and software, and giving further consideration to the impact of events outside of our control such as rapidly changing market circumstances on consumer acceptance of our business model and proposed product offerings, and the delayed development of technology conducive to our intended operations, including, but not limited to the development of broadband transmission networks, we have revised our projections of future cash flows as they relate to certain of our investments in equipment and software. As a result, we no longer expect reasonable estimable future net cash flows related to the use of certain of our equipment and software over the remaining estimated useful lives of these assets to be adequate to recover our investment in the selected equipment and software, and further believe the fair value of such equipment and software to be nominal. Accordingly, as of December 31, 2000, we wrote off $6,400,000, representing the then undepreciated balance of such equipment and software. Additionally, for the three and nine months ended September 30, 2001, we wrote off an additional $1,000,000, representing the then undepreciated balance of such equipment and software.

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

Stock Based Compensation

         We recorded charges related to stock based compensation for the quarter and nine months ended September 30, 2001 of $2,732,000 and $4,460,000, respectively. Future amortization related to stock based compensation will be:

        Year Ending December 31,                                Amount

       2001 (October 1 - December 31)                          $  1,317,000
       2002                                                    $  3,114,000
       2003                                                    $    448,000

Liquidity and Capital Resources

         Our cash balance as of September 30, 2001 was $2,895,000. Net cash of $8,923,000 was used for operating activities during the nine months ended September 30, 2001 consisting of net losses of $19,335,000, substantially offset by: non cash expenses of $5,459,000 associated with stock and stock-based compensation, $1,829,000 associated with the depreciation of capital assets, and $1,000,000 associated to the write-off of impaired equipment and software, as well as realized loss on sale of securities of $ 1,752,000.

         Our cash balance as of September 30, 2000 was $19,128,000. Net cash of $28,442,000 was used for operating activities for the nine months ended September 30, 2000. Such amounts were used principally as a result of net losses of $64,550,000 generated during the period and the increase in current assets of $6,275,000, offset by the increase in current liabilities of $623,000 and non-cash expenses associated with stock and stock-based compensation of $13,136,000, stock-based sales and marketing of $1,212,000, depreciation and the amortization of intangibles of $4,005,000 and the write-down of intangible assets of $21,985,000. The Company expects to incur negative cash flow from operations for the foreseeable future.

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

         During the nine months ended September 30, 2000, we raised net proceeds of approximately $34,353,000 through the sale of 5,006,390 shares of our common stock at $7.50 per share less related costs of approximately $3,200,000. No proceeds were raised during the nine months ended September 30, 2001.

         Since inception, we have experienced significant losses and negative cash flows from operations. We believe that our existing capital resources may not be sufficient to fund our planned level of operating activities, capital expenditures and other obligations through the next 12 months. We may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing in a timely manner or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

In July 2000, MusicWorld commenced an action in the Supreme Court of the State of New York, New York County against TBA Entertainment Corp. ("TBA"), arising out of a contract to acquire certain rights relative to musical performances at the "2000 Hard Rock Rockfest" concert festival. In the action, the Company alleges breach of contract, misrepresentation and fraud in the inducement for TBA's knowing failure to deliver rights necessary for MusicWorld to exploit the concert rights on the Internet and television pursuant to the terms of the contract between the companies and to recover damages in the amount of out-of-pocket costs incurred thereby. Defendant TBA and counterclaim plaintiff Hard Rock International (USA), Inc. have asserted counterclaims for $1,000,000 against MusicWorld for breach of contract . The Company settled this matter during the fourth quarter of 2001 by payment of $20,000.

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

Item 2.  Changes in Securities

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     On October 24, 2001 the Company filed Form 8-K to report that the Company and Richard A. Eisner & Company, LLP mutually agreed to terminate their client-auditor relationship. On October 24, 2001 the Company engaged Holtz Rubenstein & Co., LLP as their independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MCY.COM, INC.


                                             By:
                                                --------------------------------
                                                Bernhard Fritsch, CEO & Chairman